Form 10-Q
period 1995-04-30
SCIOTO DOWNS INC
filed 1995-06-06
CIK 87836

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 30, 1995
                              --------------------------------------

                                      OR

[]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ---------------

        Commission File Number     0-1365
                              --------------------------------------

                              SCIOTO DOWNS, INC.
        ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          OHIO                                          31-4440550
- - -----------------------------                -----------------------------
(State or other jurisdiction                           (IRS Employer
incorporation or organization)                       Identification No.)


               6000 SOUTH HIGH STREET, COLUMBUS, OHIO     43207
        ------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

                                (614) 491-2515
        ------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
   -------------      -------------

The number of common shares outstanding at April 30, 1995:
                          595,767, par value  $1.05
                          -------------------------

SCIOTO DOWNS, INC.
INDEX

                                                                                                         PAGES

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance Sheets at April 30, 1995 (Unaudited), October 31, 1994,
                  and April 30, 1994 (Unaudited)                                                          2-3

              Statements of Operations for the three-month and six-month periods ended
                  April 30, 1995 and 1994 (Unaudited)                                                     4-5

              Statements of Cash Flows for the six-month periods ended April 30, 1995
                  and 1994 (Unaudited)                                                                     6

              Notes to the Financial Statements (Unaudited)                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                8

PART II. OTHER INFORMATION                                                                                 9

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                10

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

SCIOTO DOWNS, INC.
BALANCE SHEETS
April 30, 1995 (unaudited) and 1994 (unaudited) and October 31, 1994

                                                                   APRIL 30,        OCTOBER 31,       APRIL 30,
                         ASSETS                                       1995             1994              1994
                                                                ------------     ------------      ------------
                                                                  (Unaudited)                        (Unaudited)

 Current assets:
    Cash and cash equivalents                                   $      5,001     $    685,085      $     32,883
    Accounts receivable, affiliate                                    41,557           29,964            23,591
    Prepaid expenses and other                                       141,864          121,004           177,353
    Refundable income taxes (Note 3)                                                                      1,702
                                                                ------------     ------------      ------------

       Total current assets                                          188,422          836,053           235,529
                                                                ------------     ------------      ------------

 Property and equipment, at cost                                  18,854,759       18,829,086        18,775,591

         Less accumulated depreciation                            10,928,435       10,585,435        10,228,032
                                                                ------------     ------------      ------------


       Total property and equipment                                7,926,324        8,243,651         8,547,559

 Construction in progress                                             98,943           49,513
                                                                ------------     ------------      ------------

                                                                   8,025,267        8,293,164         8,547,559
                                                                ------------     ------------      ------------

 Net deferred income taxes                                            94,679
                                                                ------------     ------------      ------------

 Investment in joint venture                                          43,396           43,396            22,378
                                                                ------------     ------------      ------------

       Total assets                                             $  8,351,764     $  9,172,613      $  8,805,466
                                                                ============     ============      ============

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

SCIOTO DOWNS, INC.
BALANCE SHEETS, CONTINUED

                                                                   APRIL 30,        OCTOBER 31,       APRIL 30,
          LIABILITIES AND STOCKHOLDERS' EQUITY                        1995             1994              1994
                                                                  ------------     ------------      ------------
                                                                  (Unaudited)                        (Unaudited)
 Current liabilities:
    Accounts payable, trade                                       $     38,458     $    135,646      $     52,494
    Dividends payable                                                                    29,789
    Accrued expenses                                                   194,514          205,280           195,716
    Deferred revenue                                                   158,750                             83,400
    Short-term borrowings                                              255,000                            435,000
    Current maturities, term debt                                      100,000          100,000           100,000
    Deferred income taxes                                               18,231           22,520
                                                                  ------------     ------------      ------------

       Total current liabilities                                       764,953          493,235           866,610
                                                                  ------------     ------------      ------------

 Minimum pension liability                                              83,123           83,123
                                                                  ------------     ------------      ------------

 Net deferred income taxes                                                              274,032            16,702
                                                                  ------------     ------------      ------------

 Term debt, net of current maturities                                3,206,017        3,263,215         3,317,873
                                                                  ------------     ------------      ------------

 Stockholders' equity:
    Common stock, $1.05 par value; issued and
       outstanding,  595,767 shares                                    625,555          625,555           625,555
    Capital in excess of par value                                   2,037,300        2,037,300         2,037,300
    Retained earnings                                                1,675,849        2,437,186         1,941,426
    Pension liability adjustment, net of taxes                        (41,033)         (41,033)
                                                                  ------------     ------------      ------------

       Total stockholders' equity                                    4,297,671        5,059,008         4,604,281
                                                                  ------------     ------------      ------------


       Total liabilities and stockholders' equity                 $  8,351,764     $  9,172,613      $  8,805,466
                                                                  ============     ============      ============

The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
for the three-month and six-month periods ended April 30, 1995 and 1994
(Unaudited)

                                                    FOR THE THREE-MONTH PERIODS       FOR THE SIX-MONTH PERIODS
                                                          ENDED APRIL 30,                  ENDED APRIL 30,
                                                   ----------------------------      ----------------------------
                                                       1995             1994            1995             1994
                                                   ------------     -----------      -----------     ------------
 Operating revenues:
    Admissions                                     $     27,784     $    27,965      $    28,094     $     27,965
    Concessions, program, and other                      25,111          23,864           29,653           35,093
                                                   ------------     -----------      -----------     ------------

                                                         52,895          51,829           57,747           63,058
                                                   ------------     -----------      -----------     ------------

 Operating expenses:
    Salaries and wages                                  107,505         111,047          221,589          225,791
    Depreciation                                        171,500         176,000          343,000          352,000
    Other operating and general
       expense                                          304,208         338,641          496,909          538,735
                                                   ------------     -----------      -----------     ------------

                                                        583,213         625,688        1,061,498        1,116,526
                                                   ------------     -----------      -----------     ------------

       Loss from operations                           (530,318)       (573,859)       (1,003,751)      (1,053,468)

 Interest expense, net                                 (70,019)        (72,413)        (130,586)        (145,990)
                                                   ------------     -----------      -----------     ------------

       Loss before income tax benefit
           and cumulative effect of
           change in accounting
           principle                                  (600,337)       (646,272)      (1,134,337)      (1,199,458)


 Cumulative effect of change in
       accounting for income taxes
       (Note 3)                                                                                           41,000

 Income tax benefit of operating loss
       (Note 3)                                        193,000         219,000          373,000          405,000
                                                   ------------     -----------      -----------     ------------

       Net loss                                    $  (407,337)     $ (427,272)      $ (761,337)     $  (753,458)
                                                   ============     ===========      ===========     ============

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS, CONTINUED
(Unaudited)

                                                    FOR THE THREE-MONTH PERIODS       FOR THE SIX-MONTH PERIODS
                                                          ENDED APRIL 30,                  ENDED APRIL 30,
                                                   ---------------------------       ---------------------------
                                                       1995             1994            1995             1994
                                                   ------------     ----------       -----------     -----------

 Earnings (loss) per common share:
    Loss before cumulative effect of
         change in accounting principle            $      (.68)     $    (.71)       $    (1.28)     $    (1.33)

    Cumulative effect of change in
         accounting for income taxes                                                                         .07
                                                   ------------     ----------       -----------     -----------


       Net loss per common share                   $      (.68)     $    (.71)       $    (1.28)     $    (1.26)
                                                   ============     ==========       ===========     ===========

       Weighted average common
         shares outstanding                             595,767        595,767          595,767          595,767
                                                   ============     ==========       ===========     ===========


The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
for the six-month periods ended April 30, 1995 and 1994
(Unaudited)

                                                                                       1995              1994
 Cash flows from operating activities:
    Net loss                                                                       $   (761,337)      $  (753,458)
                                                                                   -------------      ------------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Cumulative effect of change in accounting for income taxes                                         (41,000)
       Depreciation and amortization                                                    360,472           352,000
       Change in accounts receivable                                                    (11,593)          (12,963)
       Change in prepaid expenses and other                                             (38,332)         (125,394)
       Change in refundable income taxes                                                                   57,728
       Change in accounts payable                                                       (97,188)          (31,094)
       Change in deferred revenue                                                       158,750            83,400
       Change in accrued expenses                                                       (10,766)          (19,033)
       Change in deferred income taxes                                                 (373,000)         (405,000)
                                                                                   -------------      ------------

       Total adjustments                                                                (11,657)         (141,356)
                                                                                   -------------      ------------

       Net cash used in operating activities                                           (772,994)         (894,814)
                                                                                   -------------      ------------

 Cash flows from investing activities:
    Purchase of property and equipment, net                                             (25,673)          (95,216)
    Additions to construction in progress                                               (49,430)
                                                                                   -------------      ------------

       Net cash used in investing activities                                            (75,103)          (95,216)
                                                                                   -------------      ------------

 Cash flows used in financing activities:
    Payments on term debt                                                               (57,198)          (51,447)
    Cash dividends                                                                      (29,789)          (29,789)
    Proceeds from short-term borrowings                                                 255,000           435,000
                                                                                   -------------      ------------

       Net cash provided by financing activities                                        168,013           353,764
                                                                                   -------------      ------------

       Net decrease in cash and cash equivalents                                       (680,084)         (636,266)


 Cash and cash equivalents, beginning of period                                         685,085           669,149
                                                                                   -------------     -------------


       Cash and cash equivalents, end of period                                    $      5,001      $     32,883
                                                                                   =============     =============

 Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for:
       Income taxes refunded                                                       $          0      $    (57,728)
                                                                                   =============     =============
       Interest                                                                    $    116,094      $    130,929
                                                                                   =============     =============

The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION:

        The information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods.

        The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's 1994 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

2.      LOSS PER SHARE:

        Net loss per share is derived by dividing net loss by the average number of shares outstanding during the period.

3.      INCOME TAXES:

        A deferred income tax benefit of $373,000 was recognized through the second quarter of 1995.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and tax liabilities at April
30, 1995 are as follows:
      Deferred tax assets arising from:
        AMT credit/net operating loss
            carryovers                                        $    729,115
        Valuation allowance                                       (113,679)
        Pension liability adjustment                                21,150
                                                              -------------

            Total deferred tax assets                         $    636,586
                                                              =============

      Deferred tax liabilities arising from:
        Depreciation                                          $    541,907
        Other, net                                                  18,231
                                                              -------------

            Total deferred tax liabilities                    $    560,138
                                                              =============

SCIOTO DOWNS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1995 COMPARED TO THE
            THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1994

The majority of the racing season at Scioto Downs annually falls within the third quarter ending July 31. As a result, the Company historically experiences net operating losses during the first two quarters of the fiscal year. Income during the current periods consists mainly of advanced sales of nonrefundable reserved grandstand seats, box seats and parking.

Other income decreased by $5,440 due to a decrease in off-season party commission from the concessionaire. The decrease in salaries expense by $4,202 is mainly due to a decrease in administrative salary expense. Other operating and general decreased by approximately $41,800 due to the timing of certain expenditures, as well as a decrease in the following: fuel oil of $9,012, due to a warmer winter, travel and entertainment of $10,317, due to the timing of certain events, health insurance of $8,983, due to a fewer number of employees in the off-season and legal of $3,700, due to decreased involvement of legal counsel regarding the off-track betting bill.


                  APRIL 30, 1995 COMPARED TO OCTOBER 31, 1994

Due to the seasonal nature of the business, the Company experienced net operating losses during the first two quarters of the fiscal year. Cash and short-term borrowings were used during the first two quarters of fiscal 1995, primarily to pay for operating expenses incurred. Additionally, deferred revenue increased as the Company received cash that will subsequently be paid as purses to horsemen in the third quarter.

The majority of the rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October. It is anticipated that the high depreciation and interest expense relating to the clubhouse facility will result in a net loss for the year ending October 31, 1995.

PART II.   OTHER INFORMATION
SCIOTO DOWNS, INC.


Item 1.     Legal Proceedings - None
Item 2.     Changes in Securities - None
Item 3.     Defaults Upon Senior Securities - None
Item 4.     Submission of Matters to a Vote of Security Holders - None
Item 5.     Other Information - None
Item 6.     Exhibits and Reports on Form 8-K:
     (a)    Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SCIOTO DOWNS, INC.
                                                 -------------------------------
                                                          Registrant


DATE:                    , 1995              BY:       /s/ Robert S. Steele
      ------------------------------             -------------------------------
                                                   Robert S. Steele, President


DATE:                    , 1995              BY:       /s/ Timothy V. Luther
      ------------------------------             -------------------------------
                                                   Timothy V. Luther, Controller

COOPERS
& LYBRAND



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Scioto Downs, Inc.
Columbus, Ohio

We have made a review of the balance sheets of Scioto Downs, Inc. as of April 30, 1995 and 1994, the related statements of operations for the three-month and six-month periods then ended, and the related statements of cash flows for the six-month periods then ended, in accordance with standards established by the American Institute of Certified Public Accountants. These unaudited financial statements are the responsibility of the Company's management.

A review of interm financial information consists principally of obtaining an understanding of the system for the preparation of interm financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of October 31, 1994 and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein), and in our report, dated December 2, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the accompanying balance sheet as of October 31, 1994 is fairly presented, in all material respects, in relation to the financial statements from which it has been derived.

                                                Coopers & Lybrand L.L.P.

Columbus, Ohio
May 19, 1995