Form 10-Q
period 1995-07-31
SCIOTO DOWNS INC
filed 1995-09-05
CIK 87836

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended                July 31, 1995
                                       --------------------------------------

                                       OR

        [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                   to
                                       ------------------   -----------------

                Commission File Number     0-1365
                                        -------------------------------------

                               SCIOTO DOWNS, INC.
                -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      OHIO                               31-4440550
        -----------------------------------    -----------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

                      6000 SOUTH HIGH STREET, COLUMBUS, OHIO     43207
        ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                 (614) 491-2515
        ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No
    -----          -----

The number of common shares outstanding at July 31, 1995:
                           595,767, par value  $1.05
                           -------------------------

SCIOTO DOWNS, INC.
INDEX

                                                                           PAGES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Balance Sheets at July 31, 1995 (Unaudited), October 31,
              1994, and July 31, 1994 (Unaudited)                           2-3

        Statements of Operations for the three-month and nine-month
              periods ended July 31, 1995 and 1994 (Unaudited)              4-5

        Statements of Cash Flows for the nine-month periods ended
              July 31, 1995 and 1994 (Unaudited)                              6

        Notes to the Financial Statements (Unaudited)                         7

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

PART II.  OTHER INFORMATION                                                   9

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



SIGNATURES                                                                   10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.
BALANCE SHEETS
July 31, 1995 (unaudited) and 1994 (unaudited) and October 31, 1994



                                                                   OCTOBER 31,
                ASSETS                          JULY 31, 1995          1994       JULY 31, 1994
                                                -------------     ------------    -------------
                                                  (Unaudited)                       (Unaudited)
Current assets:
        Cash and cash equivalents               $   866,176       $   685,085     $     671,600
        Accounts receivable, trade                   46,667            10,792            22,352
        Accounts receivable, affiliate               61,107            19,172            27,945
        Prepaid expenses and other                  128,628           121,004           150,014
        Refundable income taxes (Note 3)                                                  1,702
                                                -------------     -----------     -------------

          Total current assets                    1,102,578           836,053           873,613
                                                -------------     -----------     -------------

Property and equipment, at cost                  19,056,784        18,829,086        18,813,919

            Less accumulated depreciation        11,099,935        10,585,435        10,403,032
                                                -------------     -----------     -------------

          Total property and equipment            7,956,849         8,243,651         8,410,887
                                                -------------     -----------     -------------

Construction in progress                                               49,513
                                                -------------     -----------     -------------

Investment in joint venture                          43,396            43,396            22,378
                                                -------------     -----------     -------------

          Total assets                          $  9,102,823      $  9,172,613    $    9,306,878
                                                -------------     -----------     --------------


PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.
BALANCE SHEETS, CONTINUED



                                                                OCTOBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY            JULY 31, 1995      1994          JULY 31, 1994
                                                -------------   -----------      -------------
                                                 (Unaudited)                      (Unaudited)
Current liabilities:
  Accounts payable                              $      19,699   $    67,234     $       18,017
  Purses payable                                      323,881        68,412            129,304
  Dividends payable                                                  29,789
  Accrued expenses                                    143,157       205,280            147,251
  Current maturities, term debt                       100,000       100,000            100,000
  Deferred income taxes                                15,683        22,520
                                                -------------   -----------      -------------
    Total current liabilities                         602,420       493,235            394,572
                                                -------------   -----------      -------------
Minimum pension liability                              83,123        83,123
                                                -------------   -----------      -------------
Net deferred income taxes                             261,869       274,032            369,702
                                                -------------   -----------      -------------
Term debt, net of current maturities                3,176,655     3,263,215          3,290,458
                                                -------------   -----------      -------------
Stockholders' equity:
  Common stock, $1.05 par value; issued and
     outstanding, 595,767 shares                      625,555       625,555            625,555
  Capital in excess of par value                    2,037,300     2,037,300          2,037,300
  Retained earnings                                 2,356,934     2,437,186          2,589,291
  Pension liability adjustment, net of taxes          (41,033)      (41,033)
                                                -------------    ----------      -------------
    Total stockholders' equity                      4,978,756     5,059,008          5,252,146
                                                -------------   -----------      -------------
    Total liabilities and stockholders' equity  $   9,102,823   $ 9,172,613      $   9,306,878
                                                =============   ===========      =============





The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
for the three-month and nine-month periods ended July 31, 1995 and 1994 (Unaudited)





                                                         FOR THE THREE-MONTH                      FOR THE NINE-MONTH
                                                        PERIODS ENDED JULY 31,                  PERIODS ENDED JULY 31,
                                                        ----------------------                  ----------------------
                                                          1995        1994                        1995        1994
                                                        ----------  ----------                  ----------  ----------
Operating revenues:
  Pari-mutuel commissions and breakage                  $4,690,408  $4,660,088                  $4,690,408  $4,660,088
  Less pari-mutuel taxes                                   842,511   1,076,533                     842,511   1,076,533
                                                        ----------  ----------                  ----------  ----------
                                                         3,847,897   3,583,555                   3,847,897   3,583,555

  Admissions                                               168,549     179,666                     196,643     207,631
  Concessions, program, and other                          668,792     687,235                     698,445     722,328
  Entry fees and purse monies added by
       others                                              874,212     810,099                     874,212     810,099
  Rental income from leased facilities                      86,674      84,720                      86,674      84,720
  Pari-mutuel tax abatement earned                         195,419     194,403                     195,419     194,403
                                                        ----------  ----------                  ----------  ----------
                                                         5,841,543   5,539,678                   5,899,290   5,602,736
                                                        ----------  ----------                  ----------  ----------
Operating expenses:
  Purses                                                 2,610,737   2,501,032                   2,610,737   2,501,032
  Salaries and wages                                       687,444     706,751                     909,033     932,542
  Depreciation                                             171,500     175,000                     514,500     527,000
  Other operating and general expense                    1,246,258   1,054,915                   1,743,167   1,593,650
                                                        ----------  ----------                  ----------  ----------
                                                         4,715,939   4,437,698                   5,777,437   5,554,224
                                                        ----------  ----------                  ----------  ----------
  Income from racing operations                          1,125,604   1,101,980                     121,853      48,512

Interest expense, net                                       60,769      71,327                     191,355     217,317
                                                        ----------  ----------                  ----------  ----------
   Income (loss) before income tax
   benefit (expense) and
   cumulative effect of change in
   accounting principle                                  1,064,835   1,030,653                     (69,502)   (168,805)




SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS, CONTINUED





                                                      FOR THE THREE-MONTH                     FOR THE NINE-MONTH
                                                     PERIODS ENDED JULY 31,                  PERIODS ENDED JULY 31,
                                                --------------------------------        --------------------------------
                                                     1995            1994                     1995           1994
                                                -------------   ----------------        --------------   ---------------
Income tax (expense) benefit of operating
          income (loss) (Note 3)               $     (354,000)     $   (353,000)        $    19,000        $   52,000

Cumulative effect of change in accounting
          for income taxes (Note 3)                                                                            41,000
                                               --------------   ----------------        --------------   ---------------
          Net income (loss)                    $      710,835      $    677,653         $   (50,502)       $  (75,805)
                                               ==============   ================        ==============   ===============
Earnings (loss) per common share:
 Income (loss) before cumulative effect
           of change in accounting principle   $         1.19      $       1.14         $     (0.08)       $    (0.19)
 Cumulative effect of change in
           accounting for income taxes                                                                           0.06
                                               --------------   ----------------        --------------   ---------------

          Net income (loss) per common share   $         1.19      $       1.14         $     (0.08)       $    (0.13)
                                               ==============   ================        ==============   ===============

          Dividends per common share           $         0.05      $       0.05         $      0.05        $     0.05
                                                =============    ===============        ==============   ===============

          Average common shares outstanding           595,767           595,767             595,767           595,767
                                               ==============   ================        ==============   ===============




The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
for the nine-month periods ended July 31, 1995 and 1994
(Unaudited)


                                                                               1995                   1994
Cash flows from operating activities:
  Net loss                                                               $      (50,502)         $     (75,805)
                                                                         --------------          -------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                514,500                527,000
    Change in accounts receivable                                               (77,810)               (39,669)
    Change in prepaid expenses                                                   (7,624)               (98,055)
    Change in refundable income taxes                                                                   57,728
    Change in accounts and purses payable                                       207,934                 33,944
    Change in accrued expenses                                                  (62,123)               (67,498)
    Change in deferred income taxes                                             (19,000)               (93,000)
                                                                         --------------          -------------

    Total adjustments                                                           555,877                320,450
                                                                         -------------          --------------

    Net cash provided by operating activities                                   505,375                244,645
                                                                         --------------          -------------
Cash flows used in investing activities:
  Purchases of property and equipment, net                                     (178,185)              (133,544)
                                                                         --------------          -------------
Cash flows used in financing activities:
  Payments on term debt                                                         (86,560)               (78,862)
  Cash dividends                                                                (59,539)               (29,788)
                                                                          -------------          -------------

    Net cash used in financing activities                                      (146,099)              (108,650)
                                                                          -------------          -------------

    Net increase in cash and cash equivalents                                   181,091                  2,451
                                                                          -------------          -------------

Cash and cash equivalents, beginning of period                                  685,085                669,149
                                                                          -------------          -------------

    Cash and cash equivalents, end of period                             $      866,176          $     671,600
                                                                         ==============          =============

Supplemental disclosures of cash flow information:
  Cash (received) paid during the period:
    Income taxes paid (refunded)                                         $            0          $     (57,728)
                                                                         ==============          =============

    Interest                                                             $      176,908          $     193,626
                                                                         ==============          =============




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

2.      INCOME (LOSS) PER SHARE:

        Net income (loss) per share is derived by dividing net income (loss) by the average number of shares outstanding during the period.


3.      INCOME TAXES:

        A deferred income tax benefit of $12,000 was recognized through the third quarter of 1995.

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and tax liabilities at July 31, 1995 are as follows:


Deferred tax assets arising from:
  AMT credit/net operating loss
      carryovers                                $   331,589
    Valuation allowance                             (70,661)
    Pension liability adjustment                     21,150
                                                -----------
    Total deferred tax assets                   $   282,078
                                                ===========
Deferred tax liabilities arising from:
  Depreciation                                  $   543,947
  Other, net                                         15,683
                                                -----------
       Total deferred tax liabilities           $   559,630
                                                ===========


SCIOTO DOWNS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 1995 COMPARED TO THE
            THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 1994

Revenues from pari-mutuel commissions and breakage increased slightly at .1% or $30,320 despite a 5.8% decrease in attendance as a result of increased wagering from simulcasting two to four races per night in the 1995 season. Thus, per capita (average wagering per person) increased 6.3% from $94.46 in 1994 to $100.44 in 1995. Admissions income decreased by $10,988 due to a decrease in attendance. Pari-mutuel taxes decreased $234,022 or 22% due mainly to a new state tax law. Consequently, purse expense increased $109,705 since, by agreement with the horsemen, purses are calculated based on commissions net of pari-mutuel taxes. Entry fees and purse monies added by others increased by $64,113, due to a higher number of horses entered in stake events during the current race meet. Concessions, program, and other decreased primarily due to the decrease in attendance.

Interest expense is a result of debt required the finance the construction of the clubhouse enclosure. The decrease of $25,962 is a result of the reduced principal balance of the debt.

Other operating and general expenses increased by $149,517 or 9.4% for the nine months, primarily as a result of increased simulcasting expenses of $80,633 and minor increases in publicity, utilities, repairs and maintenance, and other miscellaneous expenses.


                   JULY 31, 1995 COMPARED TO OCTOBER 31, 1994

Cash and cash equivalents amounted to $866,176 at July 31, 1995 compared to $685,085 at October 31, 1994. Cash was generated during the period by racing-related operations. Cash was used during the first nine months of fiscal 1995 to service the debt incurred for the construction of the clubhouse enclosure and the acquisition of property and equipment.

The racing season at Scioto Downs annually falls within the third quarter ending in July. The majority of rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year ending in October. It is anticipated that the high depreciation and interest expense relating to the clubhouse facility will result in a net loss for the year ended October 31, 1995.

PART II.  OTHER INFORMATION
SCIOTO DOWNS, INC.

Item 1. Legal Proceedings - None
Item 2. Changes in Securities - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Security Holders - None
Item 5. Other Information - None
Item 6. Exhibits and Reports on Form 8-K:
        (a)     Exhibit 27
        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SCIOTO DOWNS, INC.
                                         ---------------------------
                                                 Registrant

DATE:     August 30, 1995             BY:     /s/ Robert S. Steele
       ---------------------------       ----------------------------
                                          Robert S. Steele, President

DATE:     August 30, 1995             BY:     /s/ Timothy V. Luther
       ---------------------------       ----------------------------
                                          Timothy V. Luther, Controller