Form 10-K
period 1995-10-31
SCIOTO DOWNS INC
filed 1996-01-23
CIK 87836

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



            MARK ONE

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended                       October 31, 1995
                                 ----------------------------------------------

                                       OR


             [   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [NO FEE REQUIRED]


 For the transition period
 from                                                  to
                                 ----------------------------------------------
 Commission file number          0-1365
                                 ----------------------------------------------


                               SCIOTO DOWNS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                          31-4440550
 ----------------------------               ------------------------------------
 (State or other jurisdiction               (IRS Employer Identification Number)
 of incorporation or
 organization)


  6000 South High Street, Columbus, Ohio                    43207
-------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip code)



Registrant's telephone number, including area code        (614) 491-2515
                                                          ---------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

----------------------------         ------------------------------------------

----------------------------         ------------------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES   X   NO
                                ------   ------

        The aggregate market value of the Registrant's voting stock held by nonaffiliated stockholders as of November 29, 1995 was $5,255,172 or $12.00 per share.

        Registrant has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of November 29, 1995 was 595,767.

        Portions of the following documents are incorporated by reference:

     1. Portions of the Annual Report to Stockholders for the year ended

        October 31, 1995 are incorporated by reference in Part II.

     2. Portions of Scioto Downs, Inc. definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held February 14, 1996 are incorporated by reference in Part III.

        The Exhibit index on page 11.

                                     PART I

ITEM 1.  BUSINESS

       Registrant's sole business is the ownership and operation of a harness horse racing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility were started in 1959, and there has been no material change in the method of conducting its business. In addition to the race track itself, there are parking, grandstand, clubhouse, and eating facilities for Registrant's customers and barn and stable facilities for the horses. Revenue is derived principally from commissions on pari-mutuel wagering (net of pari-mutuel taxes), admission fees to enter the facilities, and concessions, programs, parking, and other. These items represent 60.8%, 3.1% and 36.1% of total revenues, respectively, in 1995. The nearest race track competition is Beulah Park, approximately six miles away, a thoroughbred horse race track. Beulah Park typically races from November until the first weekend of May. During fiscal 1995, there was only one day on which both tracks were open. Registrant conducts its business pursuant to a permit issued annually by The Ohio State Racing Commission. The Commission prescribes what forms of wagering are permissible, the number of races allowed, the procedures on wagering, and the wagering information to be provided to the public. For the period covered by this report, Registrant was issued a permit by The Ohio State Racing Commission to conduct harness horse racing at its facilities for a period of sixty-one days. Racing is primarily conducted at night six days a week. The sixty-one-day period in 1995 commenced May 6 and continued through July 15. Registrant then leased its facilities to Mid-America Racing Association, Inc. for fifty-four days of racing, which period ended September 16, 1995. This lease generated 4.8% of total revenue. This lease is on file with the Commission. No racing has been conducted at Registrant's facilities since September 16, 1995. The

1996 racing season will commence May 4, 1996. During the racing season, Registrant employs approximately 350 people, most of whom are pari-mutuel clerks employed only during the racing meet. During the fiscal year covered by this report, there was no material change in the business conducted by Registrant.

ITEM 2.  PROPERTIES

       Registrant's place of business is located at 6000 South High Street, Columbus, Ohio. Registrant owns in fee approximately 173 acres of land at this location. Situated thereon are the physical facilities necessary for the operation of a harness horse racing business, including the race track, grandstand with a capacity of 10,000 and enclosed clubhouse buildings with a capacity of 1,500 for customers, in which are located eating and pari-mutuel wagering facilities, barns, a paddock, and related facilities for the horses, drivers, and trainers. In addition, a substantial (approximately 6,000-space) parking area is provided for customers. These facilities are used fully during the racing season which covered 115 days commencing in May and ending in mid-September.

ITEM 3.  LEGAL PROCEEDINGS

       Registrant is not a party to any material pending legal proceedings other than routine litigation incidental to its business, most of which is covered by insurance.

       Registrant has no knowledge of any material pending legal proceedings to which any director, officer or affiliate of the Registrant, any owner of record or beneficiary of more than five percent of the voting securities of the Registrant, or any associate of any such director, officer or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II

       The following items are incorporated herein by reference from the indicated pages of the Annual Report to Stockholders for the fiscal year ended October 31, 1995:

                                                              ANNUAL REPORT TO
                                                             STOCKHOLDERS PAGES

    Item 5.      MARKET FOR THE REGISTRANT'S COMMON
                 EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                             15

    Item 6.      SELECTED FINANCIAL DATA                             14

    Item 7.      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                              12-14

    Item 8.      FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA                                  4-11

    Item 9.      CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                           Not applicable

                                    PART III


ITEMS 10, 11, 12 and 13.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

       Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive Proxy Statement of the Registrant dated January 22, 1996, relating to the Annual Meeting of Stockholders to be held on February 14, 1996.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

                               SCIOTO DOWNS, INC.

        Index to Financial Statements and Financial Statement Schedules


                                                                              REFERENCE PAGE
                                                                    ------------------------------------

                                                                      FORM 10-K           ANNUAL REPORT
                                                                    ANNUAL REPORT        TO STOCKHOLDERS
                                                                    -------------         --------------
(a)  1 .   Financial Statements
           ---------------------------------------------------
           Data incorporated by reference from the attached
           1995 Annual Report to Stockholders of Scioto
           Downs, Inc.:

             Report of Independent Accountants on
                Financial Statements                                                             12

             Balance Sheets at October 31, 1995 and 1994                                         4

             Statements of Operations for the years ended
                October 31, 1995, 1994 and 1993                                                  5

             Statements of Stockholders' Equity for the
                years ended October 31, 1995, 1994 and
                1993                                                                             6

             Statements of Cash Flows for the years ended
                October 31, 1995, 1994 and 1993                                                  7

             Notes to the Financial Statements                                                 8-11


(a)  2.    Financial Statement Schedules
           ---------------------------------------------------
           Data submitted herewith:

             Report of Independent Accountants on
                Financial Statement Schedule                              8

             Schedules for the years ended October 31,
                1995, 1994 and 1993:

                  X - Supplementary Income Statement
                      Information                                         9

           Schedules other than those listed above are omitted because they are not required or are not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

 (a)  3.    Exhibits
            ---------------------------------------
            See Index to Exhibits at Page 11.

 (b)        Reports on Form 8-K
            ---------------------------------------
            No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

 (c)        See Index to Exhibits at Page 11.

 (d)        See Index to Financial Statements and Financial Statement Schedules.

 (e)        Not applicable.

Coopers                                      Coopers & Lybrand L.L.P.
&Lybrand


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Scioto Downs, Inc.

Our report on the financial statements of Scioto Downs, Inc. has been incorporated by reference in this Form 10-K from page 12 of the 1995 Annual Report to Stockholders of Scioto Downs, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 6 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.
                                            COOPERS & LYBRAND L.L.P.


Columbus, Ohio
November 29, 1995

SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION for the years ended October 31, 1995, 1994 and 1993


        COLUMN A                                                                      COLUMN B

                                                                            CHARGED TO COSTS AND EXPENSES
                                                                  -----------------------------------------------
          ITEM                                                        1995              1994             1993
                                                                  ------------      ------------     ------------

 Maintenance and repairs                                          $   165,483       $   142,020      $   155,926

 Taxes, other than payroll and income taxes (see Note
       below)                                                       1,075,411         1,327,834        1,311,467
 Advertising                                                          338,779           338,111          310,755


 Note:
 ----

 Detail of taxes included above:
    Pari-mutuel                                                   $   842,511       $ 1,076,533      $ 1,066,663
    Real estate and personal property                                 192,077           206,783          198,174
    Other                                                              40,823            44,518           46,630
                                                                  -----------       -----------      -----------


                                                                  $ 1,075,411       $ 1,327,834      $ 1,311,467
                                                                  ===========       ===========      ===========

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCIOTO DOWNS, INC. (Registrant)

                                          Robert S. Steele
                                       -----------------------------------------
                                       By /s/ Robert S. Steele
                                       -----------------------------------------
                                       President & Chief Operating Officer and a
                                          Director
                                       -----------------------------------------




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


Date:  January 16, 1996                      Robert S. Steele
                                       -----------------------------------------
                                       By  /s/  Robert S. Steele
                                       -----------------------------------------
                                       President & Chief Operating Officer and a
                                          Director
                                       -----------------------------------------
                                       Title


Date:  January 16, 1996                      LaVerne A. Hill
                                       -----------------------------------------
                                       By  /s/  LaVerne A. Hill
                                       -----------------------------------------
                                       Director
                                       -----------------------------------------
                                       Title


Date:  January 16, 1996                      William C. Heer
                                       -----------------------------------------
                                       By  /s/  William C. Heer
                                       -----------------------------------------
                                       Treasurer and a Director
                                       -----------------------------------------
                                       Title


Date:  January 16, 1996                      Russel G. Means
                                       -----------------------------------------
                                       By  /s/  Russel G. Means
                                       -----------------------------------------
                                       Director
                                       -----------------------------------------
                                       Title


Date:  January 16, 1996                      John J. Chester
                                       -----------------------------------------
                                       By  /s/  John J. Chester
                                       -----------------------------------------
                                       Director
                                       -----------------------------------------
                                       Title


Date:  January 16, 1996                      Timothy V. Luther
                                       -----------------------------------------
                                       By  /s/  Timothy V. Luther
                                       -----------------------------------------
                                       Controller
                                       -----------------------------------------
                                       Title



INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 1995

EXHIBIT NO.                           DESCRIPTION

    3A          Articles of Incorporation of the Registrant, as amended to date               Incorporated by
                                                                                                  reference

    3B          Code of Regulations of the Registrant, as amended to date                     Incorporated by
                                                                                                  reference

   10A          Lease with Hilliard Raceway, Inc., now Mid-America Racing                     Incorporated by
                   Association, Inc., and amendment thereto                                       reference



   13           Annual Report to Stockholders                                                 Pages 12-36


   27           Financial Data Schedule