Form 10-Q
period 1996-01-31
SCIOTO DOWNS INC
filed 1996-03-14
CIK 87836

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           January 31, 1996

                                       OR

        [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to__________

                Commission File Number     0-1365

                               SCIOTO DOWNS, INC.
             (Exact name of registrant as specified in its charter)

                       OHIO                              31-4440550
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)               Identification No.)


                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO           43207
          (Address of principal executive offices)               (Zip Code)

                                 (614) 491-2515
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No _____



The number of common shares outstanding at ______________:

                            595,767, par value $1.05

SCIOTO DOWNS, INC.
INDEX



                                                                                        Pages
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets at January 31, 1996 (Unaudited), October 31, 1995,
                        and January 31, 1995 (Unaudited)                                 3-4

                Statements of Operations for the three-month periods ended
                        January 31, 1996 and 1995 (Unaudited)                             5

                Statements of Cash Flows for the three-month periods ended
                        January 31, 1996 and 1995 (Unaudited)                             6

                Notes to the Financial Statements (Unaudited)                             7

        Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                         8



PART II.                OTHER INFORMATION

        Item 1. Legal Proceedings                                                         9

        Item 2. Changes in Securities                                                     9

        Item 3. Defaults Upon Senior Securities                                           9

        Item 4. Submission of Matters to a Vote of Security Holders                       9

        Item 5. Other Information                                                         9

        Item 6. Exhibits and Reports on Form 8-K                                          9

        SIGNATURES                                                                       10

        Exhibit 27 - Financial Data Schedule                                             11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

JANUARY 31, 1996 (UNAUDITED) AND 1995 (UNAUDITED) AND OCTOBER 31, 1995



 ASSETS                                                   JANUARY 31,     OCTOBER 31,   JANUARY 31,
                                                             1996            1995          1995
                                                         -----------    -----------    -----------
                                                         (Unaudited)                    (Unaudited)
Current assets:
        Cash and cash equivalents                        $   135,171    $   787,786    $    27,692
        Accounts receivable                                   65,193         71,060         63,564
        Prepaid expenses and other                            89,550         77,950        131,905
        Investment in joint venture                           59,101         59,101         43,396
                                                         -----------    -----------    -----------

                Total current assets                         349,015        995,897        266,557
                                                         -----------    -----------    -----------

Property and equipment, at cost                           19,123,743     19,078,911     18,832,258

                        Less accumulated depreciation     11,450,018     11,279,018     10,756,935
                                                         -----------    -----------    -----------

                Total property and equipment               7,673,725      7,799,893      8,075,323

Construction in progress                                                                    98,943
                                                         -----------    -----------    -----------
                                                           7,673,725      7,799,893      8,174,266
                                                         -----------    -----------    -----------
                Total assets                             $ 8,022,740    $ 8,795,790    $ 8,440,823
                                                         ===========    ===========    ===========


CONTINUED                                                                      3

PART I. FINANCIAL INFORMATION
SCIOTO DOWNS, INC.
BALANCE SHEETS



 LIABILITIES AND STOCKHOLDERS' EQUITY                           JANUARY 31,    OCTOBER 31,     JANUARY 31,
                                                                  1996            1995            1995
                                                              -----------     -----------     -----------
                                                               (Unaudited)                    (Unaudited)
Current liabilities:
        Accounts payable, trade                               $    35,962     $   167,392     $    38,458
        Dividends payable                                                          29,789
                                                              -----------     -----------     -----------
        Current maturities, term debt                           3,217,641       3,247,411         100,000
        Deferred income taxes                                       4,449          11,880          22,520
        Accrued expenses                                          159,971         208,715         162,184
                                                              -----------     -----------     -----------

                Total current liabilities                       3,418,023       3,665,187         323,162
                                                              -----------     -----------     -----------

Minimum pension liability                                          78,566          78,566          83,123
                                                              -----------     -----------     -----------

Net deferred income taxes                                          11,295         180,864          94,032
                                                              -----------     -----------     -----------

Term debt, net of current maturities                                                            3,235,498
                                                                                              -----------

Stockholders' equity:
        Common stock, $1.05 par value; issued and
                outstanding, 595,767 shares                       625,555         625,555         625,555
        Capital in excess of par value                          2,037,300       2,037,300       2,037,300
        Retained earnings                                       1,891,476       2,247,793       2,083,186
        Pension liability adjustment, net of taxes                (39,475)        (39,475)        (41,033)
                                                              -----------     -----------     -----------

                Total stockholders' equity                      4,514,856       4,871,173       4,705,008
                                                              -----------     -----------     -----------

                Total liabilities and stockholders' equity    $ 8,022,740     $ 8,795,790     $ 8,440,823
                                                              ===========     ===========     ===========

The accompanying notes are an intergral part of the financial statements.      4

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
for the three-month periods ended January 31, 1996 and 1995
(Unaudited)



                                                                 1996          1995
                                                              ---------     ---------
Operating revenues, other                                     $   6,957     $   4,852
                                                              ---------     ---------

Operating expenses:
        Salaries and wages                                      113,604       114,084
        Depreciation                                            171,000       171,500
        Other operating and general expense                     198,184       192,701
                                                              ---------     ---------

                                                                482,788       478,285
                                                              ---------     ---------

                Loss from operations                           (475,831)     (473,433)

Net interest expense                                            (57,486)      (60,567)
                                                              ---------     ---------

                Loss before income tax benefit                 (533,317)     (534,000)

Income tax benefit of operating loss (Note 3)                   177,000       180,000
                                                              ---------     ---------

                Net loss                                      $(356,317)    $(354,000)
                                                              =========     =========

                Net loss per common share (Note 2)            $    (.60)    $    (.59)
                                                              =========     =========

                Weighted average common shares outstanding      595,767       595,767
                                                              =========     =========

The accompanying notes are an intergral part of the financial statements.      5

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
for the three-month periods ended January 31, 1996 and 1995
(Unaudited)



                                                                                 1996          1995



Cash flows used in operating activities:
        Net loss                                                              $(356,317)    $(354,000)
                                                                              ---------     ---------
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                   179,736       180,236
                Change in deferred income taxes                                (177,000)     (180,000)
                Cumulative effect of change in accounting for income taxes
                Change in accounts receivable                                     5,867       (33,600)
                Change in prepaid expenses and other                            (20,336)      (19,637)
                Change in accounts payable                                     (131,430)      (97,188)
                Change in accrued expenses                                      (48,744)      (43,096)
                                                                              ---------     ---------

                Total adjustments                                              (191,907)     (193,285)
                                                                              ---------     ---------

                Net cash used in operating activities                          (548,224)     (547,285)
                                                                              ---------     ---------

Cash flows used in investing activities:
        Purchase of property and equipment                                      (44,832)      (52,602)
                                                                              ---------     ---------

                Net cash used in investing activities                           (44,832)      (52,602)
                                                                              ---------     ---------

Cash flows from financing activities:
        Dividend paid                                                           (29,789)      (29,789)
        Payments on term debt                                                   (29,770)      (27,717)
                                                                              ---------     ---------

                Net cash used in financing activities                           (59,559)      (57,506)
                                                                              ---------     ---------

                Net decrease in cash and cash equivalents                      (652,615)     (657,393)

Cash and cash equivalents, beginning of period                                  787,786       685,085
                                                                              ---------     ---------

                Cash and cash equivalents, end of period                      $ 135,171     $  27,692
                                                                              =========     =========

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                Interest                                                      $  56,866     $  58,931
                                                                              =========     =========



The accompanying notes are an integral part of the financial statements.       6

SCIOTO DOWNS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)



1.       BASIS OF PRESENTATION:

         The information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods.

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs' (the Company) annual Form 10-K filing. All adjustments that are necessary for a fair statement of results for the interim period are normal and recurring. Reference should be made to the Company's 1995 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

2.       LOSS PER SHARE:

         Net loss per share is derived by dividing net loss by the weighted average number of shares outstanding during the period.

3.       INCOME TAXES:

         A deferred income tax benefit of $177,000 was recognized during the first quarter of 1996.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and tax liabilities at January 31, 1996 are as follows:

        Deferred tax liabilities arising from:
        Depreciation                         $ 515,178
        Other, net                               7,713
                                             ---------

          Total deferred tax liabilities     $ 522,891
                                             =========

        Deferred tax assets arising from:
         AMT credit/net operating loss
           carryovers                          586,599
        Valuation allowance                    (99,775)
        Pension liability adjustment            20,323
                                             ---------

        Total deferred tax assets            $ 507,147
                                             =========

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 1996 Compared to October 31, 1995

Because of the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. Additionally, the Company utilizes the off-season to effect repairs and maintenance, as well as facility improvements. During the first quarter of 1996, the Company continued to service the debt on the new Clubhouse via internal funds. Consequently, the liquidity and cash flow of the Company has been directly affected by the renovation of the facilities.

The racing season at Scioto Downs annually falls within the third quarter ending in July. The majority of rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

The loss before income tax benefit decreased by approximately $1,300. This minimal change is due mainly to a stable environment in the first three months, as the racing season does not begin until the third quarter. Maintenance, utility and salary expense in the first quarter have remained relatively constant compared to the first quarter in 1995.

PART II. OTHER INFORMATION

SCIOTO DOWNS, INC.

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

   (a)       Exhibits 27 - Financial Data Schedule

   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIOTO DOWNS, INC.
                                    -------------------------------
                                              Registrant


DATE:   March 14,  1996             BY: /S/ ROBERT S. STEELE
     ----------------------            ----------------------------
                                       Robert S. Steele, President


DATE:   March 14,  1996             BY: /S/ TIMOTHY V. LUTHER
     ----------------------            ----------------------------
                                       Timothy V. Luther, Controller