Form 10-Q
period 1996-04-30
SCIOTO DOWNS INC
filed 1996-06-12
CIK 87836

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended           April 30, 1996
                                        ----------------------------------

                                       OR



         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                         ---------------  ----------------


                  Commission File Number     0-1365
                                        ----------------------------------



                               SCIOTO DOWNS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                          31-4440550
- --------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)


                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO 43207
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (614) 491-2515
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
   ------------        ---------------


The number of common shares outstanding at April 30, 1996:

                                  595,767, par value $1.05
                                  ------------------------

SCIOTO DOWNS, INC.

INDEX


                                                                                            PAGES


PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements:

               Balance Sheets at April 30, 1996 (Unaudited), October 31, 1995,
                   and April 30, 1995 (Unaudited)                                            2-3

               Statements of Operations for the three-month and six-month
                   periods ended April 30, 1996 and 1995 (Unaudited)                          4

               Statements of Cash Flows for the six-month periods ended
                   April 30, 1996 and 1995 (Unaudited)                                        5

           Notes to the Financial Statements (Unaudited)                                      6

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      7


PART II.   OTHER INFORMATION                                                                  8

   Item 1. Legal Proceedings

   Item 2. Changes in Securities

   Item 3. Defaults Upon Senior Securities

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K

   SIGNATURES                                                                                    9

   Exhibit 27 -- Financial Data Schedule                                                        10


PART I.FINANCIAL INFORMATION
Item 1. Financial Statements
Scioto Downs, Inc.

Balance Sheets

at April 30, 1996 (Unaudited), October 31, 1995, and April 30, 1995 (Unaudited)


                                                                       April 30,                           April 30,
                          ASSETS                                        1996           October 31,           1995
                                                                     (Unaudited)           1995           (Unaudited)
                                                                   ----------------- -----------------  ----------------
Current assets:
    Cash and cash equivalents                                      $        284,235  $        787,786   $         5,001
    Accounts receivable, affiliate                                           24,189            45,506            41,557
    Accounts receivable, other                                                1,000            25,554
    Prepaid expenses and other                                               94,443            77,950           141,864
    Investment in joint venture                                              59,101            59,101            43,396
                                                                   ----------------- -----------------  ----------------

      Total current assets                                                  462,968           995,897           231,818
                                                                   ----------------- -----------------  ----------------

Property and equipment, at cost                                          19,131,995        19,078,911        18,854,759

         Less accumulated depreciation                                   11,621,018        11,279,018        10,928,435
                                                                   ----------------- -----------------  ----------------

      Total property and equipment                                        7,510,977         7,799,893         7,926,324

Construction in progress                                                                                         98,943
                                                                   ----------------- -----------------  ----------------

                                                                          7,510,977         7,799,893         8,025,267
                                                                   ----------------- -----------------  ----------------

Net deferred income taxes                                                   158,705                              94,679
                                                                   ----------------- -----------------  ----------------

      Total assets                                                 $      8,132,650  $      8,795,790   $     8,351,764
                                                                   ================= =================  ================

The accompanying notes are an integral part of the unaudited financial statements.



CONTINUED

PART I.FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

                                                                       April 30,                           April 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY                         1996             October 31,         1995
                                                                                     -----------------
                                                                     (Unaudited)           1995           (Unaudited)
                                                                   ----------------- -----------------  ----------------
Current liabilities:
    Accounts payable, trade                                        $         35,962  $        167,392   $        38,458
    Dividends payable                                                                          29,789
    Accrued expenses                                                        211,825           208,715           194,514
    Deferred revenue                                                        101,200                             158,750
    Short-term borrowings                                                   415,000                             255,000
    Current maturities, term debt                                         3,186,735         3,247,411           100,000
    Deferred income taxes                                                     4,449            11,880            18,231
                                                                   ----------------- -----------------  ----------------

      Total current liabilities                                           3,955,171         3,665,187           764,953
                                                                   ----------------- -----------------  ----------------

Minimum pension liability                                                    78,566            78,566            83,123
                                                                   ----------------- -----------------  ----------------

Net deferred income taxes                                                                     180,864
                                                                                     -----------------

Term debt, net of current maturities                                                                          3,206,017
                                                                                                        ----------------

Stockholders' equity:
    Common stock, $1.05 par value; issued and
          outstanding, 595,767 shares                                       625,555           625,555           625,555
    Capital in excess of par value                                        2,037,300         2,037,300         2,037,300
    Retained earnings                                                     1,475,533         2,247,793         1,675,849
    Pension liability adjustment, net of taxes                              (39,475)          (39,475)          (41,033)
                                                                   ----------------- -----------------  ----------------

      Total stockholders' equity                                          4,098,913         4,871,173         4,297,671
                                                                   ----------------- -----------------  ----------------

      Total liabilities and stockholders' equity                   $      8,132,650  $      8,795,790   $     8,351,764
                                                                   ================= =================  ================




The Accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and six-month periods ended April 30, 1996 and 1995 (Unaudited)


                                                       FOR THE THREE-MONTH PERIODS       FOR THE SIX-MONTH PERIODS ENDED
                                                             ENDED APRIL 30,                        APRIL 30,
                                                     ---------------------------------   ---------------------------------
                                                          1996             1995               1996             1995
                                                     ---------------  ----------------   ---------------- ----------------
Operating revenues:
    Admissions                                       $       30,120   $        27,784    $        30,120  $        28,094
    Concessions, program, and other                          37,899            25,111             44,856           29,653
                                                     ---------------  ----------------   ---------------- ----------------

                                                             68,019            52,895             74,976           57,747
                                                     ---------------  ----------------   ---------------- ----------------

Operating expenses:
    Salaries and wages                                      121,218           107,505            234,822          221,589
    Depreciation                                            171,000           171,500            342,000          343,000
    Other operating and general
          expense                                           300,244           304,208            498,428          496,909
                                                     ---------------  ----------------   ---------------- ----------------

                                                            592,462           583,213          1,075,250        1,061,498
                                                     ---------------  ----------------   ---------------- ----------------

      Loss from operations                                 (524,443)         (530,318)        (1,000,274)      (1,003,751)

Interest expense, net                                       (61,500)          (70,019)          (118,986)        (130,586)
                                                     ---------------  ----------------   ---------------- ----------------

      Loss before income tax benefit                       (585,943)         (600,337)        (1,119,260)      (1,134,337)

Income tax benefit of operating loss
      (Note 3)                                              170,000           193,000            347,000          373,000
                                                     ---------------  ----------------   ---------------- ----------------

      Net loss                                       $     (415,943)  $      (407,337)   $      (772,260) $      (761,337)
                                                     ===============  ================   ================ ================

      Net loss per common share
            (Note 2)                                 $         (.70)  $          (.68)   $         (1.30) $         (1.28)
                                                     ===============  ================   ================ ================

      Weighted-average common
            shares outstanding                              595,767           595,767            595,767          595,767
                                                     ===============  ================   ================ ================

The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the six-month periods ended April 30, 1996 and 1995
(Unaudited)


                                                                                           1996              1995
Cash flows from operating activities:
    Net loss                                                                         $       (772,260)  $      (761,337)
                                                                                     -----------------  ----------------
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           350,736           360,472
      Change in accounts receivable                                                            45,871           (11,593)
      Change in prepaid expenses and other                                                    (25,229)          (38,332)
      Change in accounts payable                                                             (131,430)          (97,188)
      Change in deferred revenue                                                              101,200           158,750
      Change in accrued expenses                                                                3,110           (10,766)
      Change in deferred income taxes                                                        (347,000)         (373,000)
                                                                                     -----------------  ----------------

      Total adjustments                                                                        (2,742)          (11,657)
                                                                                     -----------------  ----------------

      Net cash used in operating activities                                                  (775,002)         (772,994)
                                                                                     -----------------  ----------------

Cash flows from investing activities:
    Purchase of property and equipment, net                                                   (53,084)          (25,673)
    Additions to construction in progress                                                                       (49,430)
                                                                                     -----------------  ----------------

      Net cash used in investing activities                                                   (53,084)          (75,103)
                                                                                     -----------------  ----------------

Cash flows used in financing activities:
    Payments on term debt                                                                     (60,676)          (57,198)
    Cash dividends                                                                            (29,789)          (29,789)
    Proceeds from short-term borrowings                                                       415,000           255,000
                                                                                     -----------------  ----------------

      Net cash provided by financing activities                                               324,535           168,013
                                                                                     -----------------  ----------------

      Net decrease in cash and cash equivalents                                              (503,551)         (680,084)

Cash and cash equivalents, beginning of period                                                787,786           685,085
                                                                                     -----------------  ----------------

      Cash and cash equivalents, end of period                                       $        284,235   $         5,001
                                                                                     =================  ================

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                         $        113,536   $       116,094
                                                                                     =================  ================


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

       The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs, Inc.'s (the Company) annual Form 10-K filing. Reference should be made to the Company's 1995 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

       The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


       2. LOSS PER SHARE:

       Net loss per share is derived by dividing net loss by the average number of shares outstanding during the period.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1996 COMPARED TO THE
             THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1995



The majority of the racing season at Scioto Downs annually falls within the third quarter ending July 31. As a result, the Company historically experiences net operating losses during the first two quarters of the fiscal year. Income during the current periods consists mainly of advanced sales of nonrefundable reserved grandstand seats, box seats and parking.

Concessions, program, and other income increased by $15,203 due to a slight increase in off-season party commission from the concessionaire, as well as leasing of the facilities to certain groups. The increase in salaries expense by $13,233 is due mainly to utilization of a full maintenance crew in the off-season. Other operating and general increased by approximately $1,500 due mainly to the timing of certain expenditures.



                   APRIL 30, 1996 COMPARED TO OCTOBER 31, 1995



Due to the seasonal nature of the business, the Company experienced net operating losses during the first two quarters of the fiscal year. Cash and short-term borrowings were used during the first two quarters of fiscal 1996, primarily to pay for operating expenses incurred. Additionally, deferred revenue increased as the Company received cash that will subsequently be paid as purses to horsemen in the third quarter.

The majority of the rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October. It is anticipated that the high depreciation and interest expense relating to the clubhouse facility will result in a net loss for the year ending October 31, 1996.

PART II. OTHER INFORMATION
SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K:

      (a)    Exhibits - None

      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SCIOTO DOWNS, INC.
                                                 ------------------------------
                                                          Registrant



DATE: June 12, 1996                          BY:   /s/ Robert S. Steele
     ------------------------                    ------------------------------
                                                  Robert S. Steele, President



DATE: June 12, 1996                          BY:   /s/ Timothy V. Luther
     ------------------------                    ------------------------------
                                                  Timothy V. Luther, Controller