Form 10-Q
period 1996-07-31
SCIOTO DOWNS INC
filed 1996-09-12
CIK 87836

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1996
                                        ------------------

                                       OR



         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                         ----------------  -----------------


                  Commission File Number     0-1365
                                        ------------------


                               SCIOTO DOWNS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  OHIO                                    31-4440550
      -------------------------------          ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)


                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO 43207
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (614) 491-2515
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
   ---------         ----------


The number of common shares outstanding at July 31, 1996:
                            595,767, par value $1.05
                            --------------------------------

SCIOTO DOWNS, INC.

INDEX


                                                                                                            PAGES
                                                                                                            -----

PART I.FINANCIAL INFORMATION

   Item 1.   Financial Statements:

             Balance Sheets as of July 31, 1996 (unaudited), October 31, 1995, and
                  July 31, 1995 (unaudited)                                                                  2-3

             Statements of Operations for the three-month and nine-month periods ended
                  July 31, 1996 and 1995 (unaudited)                                                         4-5

             Statements of Cash Flows for the nine-month periods ended
                  July 31, 1996 and 1995 (unaudited)                                                          6

             Notes to the Financial Statements (unaudited)                                                    7

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  8-9


PART II.  OTHER INFORMATION                                                                                  10

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES                                                                                                  11


PART I.FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

at July 31, 1996 (unaudited), October 31, 1995, and July 31, 1995 (unaudited)


ASSETS                                                               July 31, 1996     October 31,       July 31, 1995
                                                                      (Unaudited)          1995           (Unaudited)
                                                                     --------------    --------------    --------------
Current assets:
     Cash and cash equivalents                                       $     624,517     $     787,786     $     866,176
     Accounts receivable, affiliate                                        176,389            71,060           107,774
     Prepaid expenses and other                                             79,097            77,950           128,628
                                                                      -------------     -------------     -------------

        Total current assets                                               880,003           936,796         1,102,578
                                                                      -------------     -------------     -------------

Property and equipment, at cost                                         19,240,774        19,078,911        19,056,784

          Less accumulated depreciation                                 11,792,018        11,279,018        11,099,935
                                                                      -------------     -------------     -------------

        Total property and equipment                                     7,448,756         7,799,893         7,956,849
                                                                      -------------     -------------     -------------

Investment in joint venture                                                 59,101            59,101            43,396
                                                                      -------------     -------------     -------------

        Total assets                                                 $   8,387,860     $   8,795,790     $   9,102,823
                                                                      =============     =============     =============






CONTINUED                                                                     2


PART I.
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                 July 31, 1996     October 31,       July 31, 1995
                                                                      (Unaudited)          1995           (Unaudited)
                                                                     --------------    --------------    --------------
Current liabilities:
     Accounts payable, trade                                                           $     167,392     $      19,699
     Purses payable                                                  $     197,118                             323,881
     Dividends payable                                                                        29,789
     Accrued expenses                                                      170,166           208,715           143,157
     Current maturities, term debt                                       3,155,287         3,247,411           100,000
     Deferred income taxes                                                   1,952            11,880            15,683
                                                                      -------------     -------------     -------------

        Total current liabilities                                        3,524,523         3,665,187           602,420
                                                                      -------------     -------------     -------------

Minimum pension liability                                                   78,566            78,566            83,123
                                                                      -------------     -------------     -------------

Deferred income taxes                                                      113,792           180,864           261,869
                                                                      -------------     -------------     -------------

Term debt, net of current maturities                                                                         3,176,655
                                                                                                          -------------

Stockholders' equity:
     Common stock, $1.05 par value; issued and
       outstanding, 595,767 shares                                         625,555           625,555           625,555
     Capital in excess of par value                                      2,037,300         2,037,300         2,037,300
     Retained earnings                                                   2,047,599         2,247,793         2,356,934
     Pension liability adjustment, net of taxes                            (39,475)          (39,475)          (41,033)
                                                                      -------------     -------------     -------------

        Total stockholders' equity                                       4,670,979         4,871,173         4,978,756
                                                                      -------------     -------------     -------------

        Total liabilities and stockholders' equity                   $   8,387,860     $   8,795,790     $   9,102,823
                                                                      =============     =============     =============





The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and nine-month periods ended July 31, 1996 and 1995 (unaudited)


                                                          For the Three-Month Periods     For the Nine-Month Periods
                                                                 Ended July 31,                  Ended July 31,
                                                          -----------------------------   -----------------------------
                                                             1996             1995            1996            1995
                                                          ------------    -------------   -------------    ------------
Operating revenues:
     Pari-mutuel commissions and breakage                 $ 4,375,622     $  4,690,408    $  4,375,622     $ 4,690,408
          Less pari-mutuel taxes                              771,643          842,511         771,643         842,511
                                                           -----------     -----------     -----------      ----------

                                                            3,603,979        3,847,897       3,603,979       3,847,897

     Admissions                                               149,870          168,549         179,990         196,643
     Concessions, program and other                           610,926          668,792         655,782         698,445
     Entry fees and purse monies added by
       others                                                 764,004          874,212         764,004         874,212
     Rental income from leased facilities                      94,139           86,674          94,139          86,674
     Pari-mutuel tax abatement earned                         187,557          195,419         187,557         195,419
                                                           -----------     -----------     -----------      ----------

                                                            5,410,475        5,841,543       5,485,451       5,899,290
                                                           -----------     -----------     -----------      ----------

Operating expenses:
     Purses                                                 2,517,117        2,610,737       2,517,117       2,610,737
     Salaries and wages                                       704,060          687,444         938,882         909,033
     Depreciation                                             171,000          171,500         513,000         514,500
     Other operating and general expense                    1,086,769        1,246,258       1,585,197       1,743,167
                                                           -----------     -----------     -----------      ----------

                                                            4,478,946        4,715,939       5,554,196       5,777,437
                                                           -----------     -----------     -----------      ----------

        Income (loss) from racing operations                  931,529        1,125,604         (68,745)        121,853

Interest expense, net                                          59,702           60,769         178,688         191,355
                                                           -----------     -----------     -----------      ----------

        Income (loss) before income tax
          benefit (expense)                                   871,827        1,064,835        (247,433)        (69,502)







CONTINUED

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS


                                                          For the Three-Month Periods     For the Nine-Month Periods
                                                                  Ended July 31,                  Ended July 31,
                                                          -----------------------------   -----------------------------
                                                             1996             1995            1996            1995
                                                          ------------    -------------   -------------    ------------


Income tax (expense) benefit                              $  (270,000)     $  (354,000)    $    77,000     $    19,000
                                                           ===========      ===========     ===========     ===========

        Net income (loss)                                 $   601,827     $    710,835    $   (170,433)     $  (50,502)
                                                           ===========      ===========     ===========     ===========

        Net income (loss) per common share                $      1.01     $       1.19    $      (0.29)     $    (0.08)
                                                           ===========      ===========     ===========     ===========

        Dividends per common share                        $      0.05     $       0.05    $       0.05     $      0.05
                                                           ===========      ===========     ===========     ===========

        Weighted-average common shares
             outstanding                                      595,767          595,767         595,767         595,767
                                                           ===========      ===========     ===========     ===========









The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the nine-month periods ended July 31, 1996 and 1995
(unaudited)


                                                                                           1996              1995
 Cash flows from operating activities:
    Net loss                                                                           $    (170,433)     $    (50,502)
                                                                                        -------------     -------------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        539,188           514,500
        Change in accounts receivable                                                       (105,329)          (77,810)
        Change in prepaid expenses                                                           (27,335)           (7,624)
        Change in accounts and purses payable                                                 29,726           207,934
        Change in accrued expenses                                                           (38,549)          (62,123)
        Change in deferred income taxes                                                      (77,000)          (19,000)
                                                                                        -------------     -------------

        Total adjustments                                                                    320,701           555,877
                                                                                        -------------     -------------

        Net cash provided by operating activities                                            150,268           505,375
                                                                                        -------------     -------------

Cash flows used in investing activities:
     Purchases of property and equipment, net                                               (161,863)         (178,185)
                                                                                        -------------     -------------

Cash flows used in financing activities:
     Payments on term debt                                                                   (92,124)          (86,560)
     Cash dividends paid                                                                     (59,550)          (59,539)
                                                                                        -------------     -------------

        Net cash used in financing activities                                               (151,674)         (146,099)
                                                                                        -------------     -------------

        Net (decrease) increase in cash and cash equivalents                                (163,269)          181,091
                                                                                        -------------     -------------

Cash and cash equivalents, beginning of period                                               787,786           685,085
                                                                                        -------------     -------------

        Cash and cash equivalents, end of period                                       $     624,517     $     866,176
                                                                                        =============     =============

Supplemental disclosures of cash flow information: Cash paid during the period:
        Interest                                                                       $     172,825     $     176,908
                                                                                        =============     =============




The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)


  1.   BASIS OF PRESENTATION:

       The information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

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

       Certain items have been reclassified in the accompanying financial statements for prior periods to conform with the presentation in the current period.



  2.   INCOME (LOSS) PER SHARE:

       Net income (loss) per share is derived by dividing net income (loss) by the weighted average number of shares outstanding during the period.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 1996 COMPARED TO THE
             THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 1995



Revenues from pari-mutuel commissions and breakage decreased $314,786 or 6.7%, due mainly to an 8.6% decrease in attendance caused by the poor weather during the racing meet. Entry fees and purse monies added by others decreased 12.6% or $110,208 due mainly to a reduction in the number of horses entered in races. Admissions, concessions, program and other decreased $59,316 or 7.1% due to the decrease in attendance.

Other operating and general expenses decreased $157,970 or 9.1% overall for the nine months ended July 31, 1996. This reduction consists mainly of decreases in simulcasting and purse expense, as well as publicity and advertising. Simulcasting expenses decreased $27,566 or 24.3% based on the decrease in handle during the racing meet since simulcast expense is a percentage of handle. Purse expense decreased $93,620 or 3.6% as a direct product of lower commissions, as well as a reduction in the number of horses entered into races. Advertising also decreased $61,716 or 18.9% due mainly to a restructuring of the advertising budgets.

Interest expense is a result of debt required to finance the construction of the clubhouse enclosure. The decrease of $12,667 is a result of the reduced principal balance of the debt.



                   JULY 31, 1996 COMPARED TO OCTOBER 31, 1995



The racing season at Scioto Downs annually falls within the third quarter ending in July. The majority of rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year ending in October. It is anticipated that the high depreciation and interest expense relating to the clubhouse facility will result in a net loss for the year ended October 31, 1996.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


                         RECENT DEVELOPMENTS AND OUTLOOK



Legislation to allow "full card simulcasting" will take effect after the close of the 1996 racing season. This would allow an unlimited number of out-of-state races to be simulcast at a track or parlor during the track's race meet dates. This will also allow simulcasting of thoroughbred, as well as harness racing. This legislation will provide for increased utilization of current facilities and an opportunity to increase handle by offering additional diversified products.

PART II.  OTHER INFORMATION
SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K:

     (a)     Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SCIOTO DOWNS, INC.
                                                   ------------------
                                                        Registrant


DATE:   September 10, 1996           BY:          /s/ Robert S. Steele
     ---------------------              ----------------------------------
                                                Robert S. Steele, President


DATE:   September 10, 1996           BY:          /s/ William C. Heer
     ---------------------              ----------------------------------
                                                William C. Heer, Treasurer