Form 10-K
period 1996-10-31
SCIOTO DOWNS INC
filed 1997-01-21
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549











                                    FORM 10-K

                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996









                               SCIOTO DOWNS, INC.

                                 COLUMBUS, OHIO

                          EMPLOYER I.D. NO. 31-4440550

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


   MARK ONE

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 October 31, 1996
                          ------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                       to
For the transition period from
                                -----------------------------------------------

Commission file number            0-1365
                                  ---------------------------------------------

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                          31-4440550
-------------------------------                    ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                        Identification Number)


     6000 South High Street, Columbus, Ohio                    43207
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code         (614) 491-2515
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

----------------------------          -----------------------------------------

----------------------------          -----------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                                    YES     X          NO
                                        --------          --------

         The aggregate market value of the Registrant's voting stock held by nonaffiliated stockholders as of December 20, 1996 was $3,399,200 or $14.00 per share.

         Registrant has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of December 20, 1996 was 595,767.

         Portions of the following documents are incorporated by reference:

       1. Portions of the Annual Report to Stockholders for the year ended October 31, 1996 are incorporated by reference in Part II.

       2. Portions of Scioto Downs, Inc.'s definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held February 12, 1997 are incorporated by reference in Part III.





          The Exhibit index is on page 9.

                                     PART I



ITEM 1.  BUSINESS

         The Registrant's sole business is the ownership and operation of a harness horse racing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility were started in 1959, and there has been no material change in the method of conducting its business. In addition to the race track itself, there are parking, grandstand, clubhouse, and eating facilities for Registrant's customers and barn and stable facilities for the horses. Revenue is derived principally from commissions on pari-mutuel wagering (net of pari-mutuel taxes), admission fees to enter the facilities, and concessions, programs, parking, and other. These items represent 61.1%, 3.0% and 35.9% of total revenues, respectively, during 1996. The nearest race track competition is Beulah Park, a thoroughbred horse race track, approximately six miles away. Beulah Park typically races from November until the first weekend of May. During fiscal year 1996, there was only one day on which both tracks were open. Registrant conducts its business pursuant to a permit issued annually by The Ohio State Racing Commission. The Commission prescribes what forms of wagering are permissible, the number of races allowed, the procedures on wagering, and the wagering information to be provided to the public. For the period covered by this report, Registrant was issued a permit by The Ohio State Racing Commission to conduct harness horse racing at its facilities for a period of 61 days. Racing is primarily conducted at night six days a week. The 61-day period in 1996 commenced May 6 and continued through July 15. Registrant then leased its facilities to Mid-America Racing Association, Inc., for 54 days of racing, which period ended September 14, 1996. This lease generated 5.1% of total revenue. This lease is on file with the Commission. During September 1996, the Registrant entered into an agreement with Beulah Park to share revenues derived from full card simulcasting. Revenues derived by the

Registrant from full card simulcasting conducted in the afternoons on days it is conducting live racing in the evening and on days it is not conducting live racing, will be shared with Beulah Park. Revenues derived by the Registrant from simulcasting during the evening hours when the Registrant is conducting live racing will be retained by the Registrant. On days that it is conducting live racing in the afternoon, Beulah Park will conduct full card simulcasting in the evening. Revenues derived by Beulah Park from full card simulcasting conducted in the evenings on days it is conducting live racing in the afternoon and on days when it is not conducting live racing, will be shared with the Registrant. No live racing has been conducted at Registrant's facilities since September 14, 1996. The 1997 racing season will commence May 3, 1997. During the racing season, Registrant employs approximately 350 people, most of whom are pari-mutuel clerks employed only during the racing meet.

ITEM 2.  PROPERTIES

         Registrant's place of business is located at 6000 South High Street, Columbus, Ohio. Registrant owns in fee approximately 173 acres of land at this location. Situated thereon are the physical facilities necessary for the operation of a harness horse racing business, including the race track, grandstand with a capacity of 10,000, and enclosed clubhouse buildings with a capacity of 1,500 for customers, in which are located eating and pari-mutuel wagering facilities, barns, a paddock, and related facilities for the horses, drivers, and trainers. In addition, a substantial (approximately 6,000-space) parking area is provided for customers. These facilities are used fully during the racing season, which covered 115 days commencing in May and ending in mid-September.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II



The following items are incorporated herein by reference from the indicated pages of the Annual Report to Stockholders for the fiscal year ended October 31, 1996:

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
     Item 9.      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                        Not applicable

                                    PART III



ITEMS 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
     EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive Proxy Statement of the Registrant dated January 20, 1997, relating to the Annual Meeting of Stockholders to be held on February 12, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                               SCIOTO DOWNS, INC.
         Index to Financial Statements and Financial Statement Schedules

                                                                                     REFERENCE PAGE
                                                                                  -------------------
                                                                           FORM 10-K           ANNUAL REPORT
                                                                         ANNUAL REPORT        TO STOCKHOLDERS
                                                                       -------------------  ---------------------

(a)   1. Financial Statements
         --------------------------------------------------------------
         Data incorporated by reference from the attached
         1996 Annual Report to Stockholders of Scioto Downs, Inc.:
              Report of Independent Accountants on Financial
                   Statements                                                                       12
              Balance Sheets as of October 31, 1996 and 1995                                         4
              Statements of Operations for the years ended October
                   31, 1996, 1995 and 1994                                                           5
              Statements of Stockholders' Equity for the years ended
                   October 31, 1996, 1995 and 1994                                                   6
              Statements of Cash Flows for the years ended October
                   31, 1996, 1995 and 1994                                                           7
              Notes to the Financial Statements                                                     8-11

(a)  2. Financial Statement Schedules
         --------------------------------------------------------------
             Financial statement schedules are omitted because they are not required or are not applicable.
(a)   3. Exhibits
         --------------------------------------------------------------
         See Index to Exhibits at Page 9.
(b)      Reports on Form 8-K
         --------------------------------------------------------------
         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
(c)      See Index to Exhibits at Page 9.
(d)      Not applicable or not required
(e)      Not applicable.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SCIOTO DOWNS, INC. (Registrant)


                                               --------------------------------
                                               By /s/ Robert S. Steele
                                               --------------------------------
                                               President & Chief Operating
                                                 Officer and a Director
                                               --------------------------------
                                               Title

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.



                                               --------------------------------
Date: January 15, 1997                         By /s/ Robert S.Steele
                                               --------------------------------
                                               President & Chief Operating
                                                 Officer and a Director
                                               --------------------------------
                                               Title



                                               --------------------------------
Date:  January 15, 1997                        By /s/ LaVerne A. Hill
                                               --------------------------------
                                               Vice President and a Director
                                               --------------------------------
                                               Title



                                               --------------------------------
Date:  January 15, 1997                        By /s/ William C.Heer
                                               --------------------------------
                                               Treasurer and a Director
                                               --------------------------------
                                               Title


                                               --------------------------------
Date:  January 15, 1997                        By /s/ John J.Chester
                                               --------------------------------
                                               Director
                                               --------------------------------
                                               Title


                                               --------------------------------
Date:  January 15, 1997                        By /s/ John F.Fissell
                                               --------------------------------
                                               Director
                                               --------------------------------
                                               Title



                                               --------------------------------
Date:  January 15, 1997                        By /s/ Cyril J. Elbert
                                               --------------------------------
                                               Controller
                                               --------------------------------
                                               Title

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 1996



EXHIBIT                                               DESCRIPTION
NO.
3A                 Articles of Incorporation of the Registrant, as amended to date


3B                 Code of Regulations of the Registrant, as amended to date


10A                Lease with Hilliard Raceway, Inc., now Mid-America Racing
                         Association, Inc., and amendment thereto


10B                Simulcasting agreement with Beulah Park                                             Pages 10-13


13                 Annual Report to Stockholders                                                       Pages 14-28


27                 Financial Data Schedule                                                             Page 29


