Form 10-Q
period 1997-01-31
SCIOTO DOWNS INC
filed 1997-03-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      January 31, 1997
                                  --------------------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       -----------------  --------------

                  Commission File Number  0-1365
                                        --------------------------------

                               SCIOTO DOWNS, INC.
          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                          31-4440550
-------------------------------               ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO   43207
                ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)


                                 (614) 491-2515
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----  ----

The number of common shares outstanding at January 31, 1997:

                                   595,767, par value $1.05
                                   ------------------------

SCIOTO DOWNS, INC.

CONTENTS


                                                                        PAGE

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets as of January 31, 1997
               (unaudited) and 1996 (unaudited) and
               October 31, 1996                                          1

               Statements of Operations for three
               months ended January 31, 1997 and
               1996 (unaudited)                                          3

               Statements of Cash Flows for the three
               months ended January 31, 1997 and
               1996 (unaudited)                                          4

               Notes to the Financial Statements (unaudited)             5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             6



PART II.OTHER INFORMATION

     Item 1.   Legal Proceedings                                         7

     Item 2.   Changes in Securities                                     7

     Item 3.   Defaults Upon Senior Securities                           7

     Item 4.   Submission of Matters to a Vote of Security Holders       7

     Item 5.   Other Information                                         7

     Item 6.   Exhibits and Reports on Form 8-K                          7



SIGNATURES                                                               8

Report of Independent Accountants                                        11

PART I.FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

January 31, 1997 (unaudited) and 1996 (unaudited) and October 31, 1996


                                                   JANUARY 31,      OCTOBER 31,      JANUARY 31,
                          ASSETS                      1997              1996             1996
                                               ----------------- -----------------  ----------------
                                                   (Unaudited)                          (Unaudited)
Current assets:
    Cash and cash equivalents                  $        269,678  $        621,591   $       135,171
    Accounts receivable                                                    47,106            65,193
    Prepaid expenses and other                           57,163            36,453            89,550
    Investment in joint venture                          82,446            82,446            59,101
                                               ----------------- -----------------  ----------------

      Total current assets                              409,287           787,596           349,015
                                               ----------------- -----------------  ----------------

Property and equipment, at cost                      19,312,086        19,269,763        19,123,743

         Less accumulated depreciation               12,140,450        11,962,780        11,450,018
                                               ----------------- -----------------  ----------------

      Total property and equipment                    7,171,636         7,306,983         7,673,725
                                               ----------------- -----------------  ----------------


      Total assets                             $      7,580,923  $      8,094,579   $     8,022,740
                                               ================= =================  ================

Continued

PART I.  FINANCIAL INFORMATION
SCIOTO DOWNS, INC.

BALANCE SHEETS


                                                         JANUARY 31,      OCTOBER 31,      JANUARY 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                     1997              1996             1996
                                                     ----------------- -----------------  ----------------
                                                          (Unaudited)                         (Unaudited)
Current liabilities:
    Accounts payable, trade                          $         22,421  $        167,937   $        35,962
    Accounts payable, affiliates                               63,851
    Dividends payable                                                            29,789
    Current maturities, term debt                             100,000           100,000         3,217,641
    Deferred income taxes                                                                           4,449
    Accrued expenses                                          164,412           205,308           159,971
    Simulcast purse fund                                      202,995
                                                     ----------------- -----------------  ----------------

      Total current liabilities                               553,679           503,034         3,418,023
                                                     ----------------- -----------------  ----------------

Minimum pension liability                                      89,877            89,877            78,566

Net deferred income taxes                                       4,910             4,910            11,295

Term debt, net of current maturities                        2,999,449         3,025,855

Stockholders' equity:
    Common stock, $1.05 par value; issued and
          outstanding, 595,767 shares                         625,555           625,555           625,555
    Capital in excess of par value                          2,037,300         2,037,300         2,037,300
    Retained earnings                                       1,318,448         1,856,343         1,891,476
    Pension liability adjustment, net of taxes               (48,295)          (48,295)          (39,475)
                                                     ----------------- -----------------  ----------------

      Total stockholders' equity                            3,933,008         4,470,903         4,514,856
                                                     ----------------- -----------------  ----------------

      Total liabilities and stockholders' equity     $      7,580,923  $      8,094,579   $     8,022,740
                                                     ================= =================  ================

The accompanying notes are an integral part of the financial statements.
                                                                               2


SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three months ended January 31, 1997 and 1996
(Unaudited)


                                                                1997              1996
Operating revenues, other                               $         72,991   $         6,957
                                                        -----------------  ----------------

Operating expenses:
    Salaries and wages                                           110,820           113,604
    Depreciation                                                 177,670           171,000
    Other operating and general expense                          261,997           198,184
                                                        -----------------  ----------------

                                                                 550,487           482,788
                                                        -----------------  ----------------

      Loss from operations                                     (477,496)         (475,831)

Interest expense, net                                           (60,399)          (57,486)
                                                        -----------------  ----------------

      Loss before income tax benefit                           (537,895)         (533,317)

Income tax benefit of operating loss                                               177,000
                                                        -----------------  ----------------

      Net loss                                          $      (537,895)   $     (356,317)
                                                        =================  ================

      Net loss per common share                         $          (.90)   $         (.60)
                                                        =================  ================

      Weighted average common shares outstanding                 595,767           595,767
                                                        =================  ================

The accompanying notes are an integral part of the financial statements.

                                                                               3

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the three months ended January 31, 1997 and 1996
(Unaudited)


                                                                    1997              1996
Cash flows from operating activities:
    Net loss                                                  $       (537,895)  $      (356,317)
                                                              -----------------  ----------------
    Adjustments to reconcile net loss to net cash used
         in operating activities:
      Depreciation and amortization                                    177,670           179,736
      Change in deferred income taxes                                                   (177,000)
      Change in accounts receivable                                     47,106             5,867
      Change in prepaid expenses and other                             (20,710)          (20,336)
      Change in accounts payable                                       (81,665)         (131,430)
      Change in accrued expenses                                       162,099          (48,744)
                                                              -----------------  ----------------

      Total adjustments                                                284,500         (191,907)
                                                              -----------------  ----------------

      Net cash used in operating activities                           (253,395)         (548,224)
                                                              -----------------  ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (42,323)          (44,832)
                                                              -----------------  ----------------

      Net cash used in investing activities                            (42,323)          (44,832)
                                                              -----------------  ----------------

Cash flows from financing activities:
    Dividend paid                                                      (29,789)          (29,789)
    Payments on term debt                                              (26,406)          (29,770)
                                                              -----------------  ----------------

      Net cash used in financing activities                            (56,195)          (59,559)
                                                              -----------------  ----------------

      Net decrease in cash and cash equivalents                       (351,913)         (652,615)

Cash and cash equivalents, beginning of period                         621,591           787,786
                                                              -----------------  ----------------

      Cash and cash equivalents, end of period                $        269,678   $       135,171
                                                              =================  ================

The accompanying notes are an integral part of the financial statements.



SCIOTO DOWNS, INC.

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)


       1.BASIS OF PRESENTATION:

       The information furnished reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods.

       The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs' (the Company) annual Form 10-K filing. All adjustments that are necessary for a fair statement of results for the interim period are normal and recurring. Reference should be made to the Company's 1996 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

       The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


       2.LOSS PER SHARE:

       Net loss per share is derived by dividing net loss by the weighted average number of shares outstanding during the period.


       3.INCOME TAXES:


       No tax benefit has been recorded as it is not expected to be realized by the Company.

PART I.FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SCIOTO DOWNS, INC.

January 31, 1997 compared to October 31, 1996


Because of the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. Additionally, the Company uses the off-season to perform repairs and maintenance, as well as facility improvements. During the first quarter of 1997, the Company continued to service the debt on the Clubhouse via internal funds, which affects the liquidity and cash flow of the Company. Additionally, the cash flow has been positively affected in the first quarter due to the arrangement with Beulah Park, whereby the Company receives a percentage of the commissions generated at Beulah Park.

The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the racing facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.


THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

The loss before income tax benefit increased by approximately $4,600. This minimal change is due mainly to an offset of income received through an agreement with Beulah Park to share revenues derived from full card simulcasting of approximately $67,000 by additional operating and interest expense of approximately $67,000 and $3,000, respectively. The increase in other operating and general expense is attributable to an increase of approximately $7,000 in depreciation expense, $19,000 in publicity and advertising expense, $28,000 in legal and accounting expense, and $13,000 in other general and operating expenses. Interest expense increased due to a rate of 8.15% compared to a rate of 6.875% in the preceding same period as a result of the refinancing of the debt.

PART II.OTHER INFORMATION

SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SCIOTO DOWNS, INC.
                                                   -----------------------
                                                         Registrant


DATE: March 14,  1997                         BY: /s/ ROBERT S. STEELE,
    --------------------                        -------------------------------
                                                 Robert S. Steele, President


DATE: March 14,  1997                          BY: /S/ CYRIL J. ELBERT
      ------------------                        -------------------------------
                                                 Cyril J. Elbert, Controller