Form 10-K/A
period 1996-10-31
SCIOTO DOWNS INC
filed 1997-04-10
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-K/A


                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996


                               SCIOTO DOWNS, INC.

                                 COLUMBUS, OHIO

                          EMPLOYER I.D. NO. 31-4440550

                                AMENDMENT NO. 1

                                       TO


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


          The Exhibit index is on page 9.

                                     PART I


ITEM 1.  BUSINESS


         The Registrant's sole business is the ownership and operation of a harness horse racing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility started in 1959 and there has been no material change in the method of conducting this business. In addition to the racetrack itself, there are parking, grandstand, clubhouse and eating facilities for Registrant's customers and barn and stable facilities for the horses. Revenue is derived primarily from commissions on parimutuel wagering (net of parimutuel taxes), admission fees to enter the facilities and concessions, programs and parking. In 1996, commissions on parimutuel wagering net of parimutuel taxes represented 61% of revenues, in 1995, 61% and in 1994 60%. In 1996, admissions represented 3% of revenues, in 1995 4% and in 1994 4%. In 1996, revenues from concessions, parking and programs amounted to 12% of revenues, in 1995 12% and in 1994 12%. During each off-season period in 1996, 1995 and 1994, the Registrant employed 17 persons. During the last three years, average daily attendance has declined from 3,828 in 1994 to 3,606 in 1995 and to 3,295 in 1996. The number of races conducted during a live racing program varies from 9 races during the week to 11 or 12 races on weekends. The nearest racetrack competition is Beulah Park, a thoroughbred horse racetrack approximately 6 miles away. Beulah Park typically conducts live racing from November until the first weekend of May, during which time Registrant is not open. During fiscal year 1996, there was only one day on which both tracks were open. Registrant conducts its business pursuant to a permit issued annually by the Ohio Racing Commission. All of the racing conducted by Registrant is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. The Ohio Racing Commission regulates and controls the forms of wagering that are permitted at the racetrack, the procedures to be followed as to wagering, the wagering information to be provided to the public, the number of races permitted during a racing program and the days and time of day racing will be permitted. All persons who work at the racetrack must be licensed by the Ohio Racing Commission. All owners, trainers, drivers and other persons involved in the racing program must be licensed by the Ohio Racing Commission. For the period covered by this report, Registrant was issued a permit by the Ohio Racing Commission to conduct harness racing at its facilities for a period of 61 days. Except on special occasions such as Memorial Day, July 4 and Labor Day, Registrant conducts its racing at night 6 days a week. The 61 day period in 1996 commenced May 6th and continued through July 15th. Registrant then leased its facilities to Mid-America Racing Association, Inc. for 54 days of racing, which period ended September 14, 1996. This lease generated 5.1% of total revenue in 1996. This lease is on file with the Commission. During 1996, major racing programs conducted at Registrant's facilities included the Little Brown Jug Preview, the Scarlet O'Hara, the Pink Bonnet, the Ohio Sires Stakes events and Ohio Fair stakes events. Other forms of competition faced by Registrant during its summer racing schedule include, in addition to the normal summer events, professional baseball (minor league in Columbus and major league in Cincinnati and Cleveland), outdoor music concerts and other similar entertainment events. In November of 1996, Ohio voters defeated a Constitutional amendment that would have permitted riverboat gambling in Ohio. The sites authorized by the amendment were located primarily in northern Ohio and in southern Ohio along the Ohio river. Land-based casinos would have not been authorized by the amendment. Riverboat gambling has been approved in Indiana and land-based casinos have been approved in Michigan. These are recent developments and at the present time there is not sufficient information to determine if these new gambling opportunities will have any noticeable effect upon the wagering conducted at Registrant's facility. Legalized gambling in the form of the Ohio lottery has been in existence for many years and has had an adverse effect upon wagering at Registrant's facility. In 1996, the Ohio legislature approved legislation which permits full card simulcasting at racetracks in Ohio. This legislation enables Ohio racetracks to bring in to their facilities vis television day and night full race programs conducted at racetracks located outside the State of Ohio. As a result of this legislation, during its regular racing meet from May to July, Registrant, in addition to its regular live racing program in the evening will show at its facility via television during the day and night races being conducted at other tracks in Ohio and tracks outside of Ohio. Customers at Registrant's facility will be able to wager on all of these races. As a result of this legislation, Registrant and its nearest racetrack competitor Beulah Park could be open year round conducting both live racing and bringing racing in from out of state in competition with each other. This situation would not be advantageous to either track and, as a result, Registrant and Beulah Park entered into an agreement to not be open at the same time and to share simulcasting revenues. Pursuant to this agreement, Beulah Park will operate from the middle of September to the first of May while Registrant is closed. During that period of time revenues derived from simulcasting at Beulah Park at night when it is not conducting live racing will, after deduction of certain expenses, be shared with Scioto Downs. During the period that Registrant is open from May through the middle of September while Beulah Park is closed, revenues derived by Registrant from simulcasting during the afternoon hours when it is not conducting live racing will, after deduction of certain expenses, be shared with Beulah Park. The tracks will not be open at the same time and therefore will not be simulcasting races to each other. Overall, it is anticipated that, as a result of full card simulcasting, wagering on live racing will decline but that the additional wagering on simulcast races will more than offset the decline in wagering on live racing. No live racing or full card simulcasting has been conducted at Registrant's facilities since September 14, 1996. The 1997 racing season will commence May 3, 1997. During the racing season, Registrant's has employed approximately 350 people, most all of whom are parimutuel clerks employed only during the racing meet. As a result of full card simulcasting and Registrant being open both in the afternoons and evenings, it is anticipated that additional people will be employed during the 1997 racing season. As a part of the full card simulcast racing program, Registrant will be sending its live races via television to all other tracks in Ohio and as many facilities outside the State of Ohio that it can contract with to receive the signal, which could be as many as 15 to 20 facilities. Registrant will receive a percentage (in most instances 3%) of the amount wagered on its races at these other facilities outside the State of Ohio.

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