Form 10-Q
period 1997-04-30
SCIOTO DOWNS INC
filed 1997-06-16
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________to___________


                          Commission File Number 0-1365

                               SCIOTO DOWNS, INC.
             ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              OHIO                                      31-4440550
---------------------------------           ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

           6000 SOUTH HIGH STREET, COLUMBUS, OHIO              43207
        ----------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (614) 491-2515
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                       ---    ---
The number of common shares outstanding at April 30, 1997:

                            597,767, par value $1.05

SCIOTO DOWNS, INC.

INDEX

                                                                                    PAGES

PART I. FINANCIAL INFORMATION
   Item 1.     Financial Statements:

                Balance Sheets as of April 30, 1997 (Unaudited), October 31, 1996,
                   and April 30, 1996 (Unaudited)                                   2-3
                Statements of Operations for the three-month and
                   six-month periods ended April 30, 1997 and
                   1996 (Unaudited)                                                   4
                Statements of Cash Flows for the six-month periods ended
                   April 30, 1997 and 1996 (Unaudited)                                5
                   Notes to the Financial Statements (Unaudited)                      6
         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                          7

PART II. OTHER INFORMATION                                                            8
   Item 1.        Legal Proceedings
   Item 2.        Changes in Securities
   Item 3.        Defaults Upon Senior Securities
   Item 4.        Submission of Matters to a Vote of Security Holders
   Item 5.        Other Information
   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES                                                                            9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

as of April 30, 1997 (Unaudited), October 31, 1996, and April 30, 1996
(Unaudited)


                                                      APRIL 30,                     APRIL 30,
                          ASSETS                         1997         OCTOBER 31,     1996
                                                      (UNAUDITED)       1996       (UNAUDITED)
                                                     -----------    -----------    -----------
Current assets:
    Cash and cash equivalents                        $   637,616    $   621,591    $   284,235
    Accounts receivable                                      125         47,106         25,189
    Prepaid expenses and other                            94,796         36,453         94,443
    Investment in joint venture                           82,446         82,446         59,101
                                                     -----------    -----------    -----------

      Total current assets                               814,983        787,596        462,968
                                                     -----------    -----------    -----------

Property and equipment, at cost                       19,261,935     19,238,836     19,131,995
Construction in progress (simulcasting equipment)        595,875         30,927
                                                     -----------    -----------    -----------
                                                      19,857,810     19,269,763     19,131,995

         Less accumulated depreciation                12,330,916     11,962,780     11,621,018
                                                     -----------    -----------    -----------

      Total property and equipment                     7,526,894      7,306,983      7,510,977

Net deferred income taxes                                                              158,705
                                                     -----------    -----------    -----------

      Total assets                                   $ 8,341,877    $ 8,094,579    $ 8,132,650
                                                     ===========    ===========    ===========



CONTINUED                                                                      2

PART I. FINANCIAL INFORMATION
SCIOTO DOWNS, INC.

BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' EQUITY       APRIL 30,                      APRIL 30,
                                                        1997        OCTOBER 31,         1996
                                                     (UNAUDITED)       1996         (UNAUDITED)
                                                    ------------    -----------     -----------
Current liabilities:
    Accounts payable, trade                         $    23,223     $   167,937     $    35,962
    Accounts payable, affiliates                        397,458
    Dividends payable                                                    29,789
    Short-term borrowings                               538,500                         415,000
    Current maturities, term debt                       100,000         100,000       3,186,735
    Accrued expenses                                    196,006         205,308         211,825
    Deferred revenue                                     96,900                         101,200
    Simulcast purse fund                                459,400
    Deferred income taxes                                                                 4,449
                                                    -----------     -----------     -----------
      Total current liabilities                       1,811,487         503,034       3,955,171
                                                    -----------     -----------     -----------

Minimum pension liability                                89,877          89,877          78,566
                                                    -----------     -----------     -----------

Net deferred income taxes                                 4,910           4,910
                                                    -----------     -----------

Term debt, net of current maturities                  2,970,277       3,025,855
                                                    -----------     -----------

Stockholders' equity:
    Common stock, $1.05 par value; issued and
          outstanding,  595,767 shares                  625,555         625,555         625,555
    Capital in excess of par value                    2,037,300       2,037,300       2,037,300
    Retained earnings                                   850,766       1,856,343       1,475,533
    Pension liability adjustment, net of taxes          (48,295)        (48,295)        (39,475)
                                                    -----------     -----------     -----------

      Total stockholders' equity                      3,465,326       4,470,903       4,098,913
                                                    -----------     -----------     -----------

      Total liabilities and stockholders' equity    $ 8,341,877     $ 8,094,579     $ 8,132,650
                                                    ===========     ===========     ===========





The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and six-month periods ended April 30, 1997 and 1996 (Unaudited)


                                       FOR THE THREE-MONTH PERIODS     FOR THE SIX-MONTH PERIODS
                                             ENDED APRIL 30,                  ENDED APRIL 30,
                                       --------------------------     ---------------------------
                                          1997            1996            1997           1996
                                       -----------    -----------     -----------     -----------
Operating revenues:
    Admissions                          $  24,655     $    30,120     $    24,655     $    30,120
    Concessions, program, and other        16,828          37,899          22,701          44,856
    Net simulcasting shared revenues      162,310                         229,428
                                       -----------    -----------     -----------     -----------

Net                                       203,793          68,019         276,784          74,976
                                       -----------    -----------     -----------     -----------

Operating expenses:
    Salaries and wages                    135,361         121,218         246,181         234,822
    Depreciation                          190,466         171,000         368,136         342,000
    Other operating and general
          expenses                        280,492         300,244         542,489         498,428
                                       -----------    -----------     -----------     -----------

                                          606,319         592,462       1,156,806       1,075,250
                                       -----------    -----------     -----------     -----------

      Loss from operations               (402,526)       (524,443)       (880,022)     (1,000,274)

Interest expense, net                     (65,156)        (61,500)       (125,555)       (118,986)
                                       -----------    -----------     -----------     -----------

      Loss before income tax benefit     (467,682)       (585,943)     (1,005,577)     (1,119,260)


Income tax benefit of operating loss                      170,000                         347,000
                                       -----------    -----------     -----------     -----------

      Net loss                          $(467,682)    $  (415,943)    $(1,005,577)    $  (772,260)
                                       ==========     ===========     ===========     ===========


      Net loss per common share         $    (.79)    $      (.70)    $     (1.69)    $     (1.30)
                                       ==========     ===========     ===========     ===========

      Weighted-average common
            shares outstanding            595,767         595,767         595,767         595,767
                                       ==========     ===========     ===========     ===========



The accompanying notes are an integral part of the unaudited financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the six-month periods ended April 30, 1997 and 1996
(Unaudited)


                                                                                      1997            1996

Cash flows from operating activities:
    Net loss                                                                       $(1,005,577)    $(772,260)
                                                                                   -----------     ---------
    Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                                    368,136       350,736
      Change in accounts receivable                                                     46,981        45,871
      Change in prepaid expenses and other                                             (58,343)      (25,229)
      Change in accounts payable                                                       252,744      (131,430)
      Change in deferred revenue                                                        96,900       101,200
      Change in accrued expenses                                                        (9,302)        3,110
      Change in simulcast purse fund                                                   459,400
      Change in deferred income taxes                                                               (347,000)
                                                                                   -----------     ---------

      Total adjustments                                                              1,156,516        (2,742)
                                                                                   -----------     ---------

      Net cash provided by (used in) operating activities                              150,939      (775,002)
                                                                                   -----------     ---------

Cash flows from investing activities:
    Purchase of property and equipment, net                                            (23,099)      (53,084)
    Additions to construction in progress (simulcasting equipment)                    (564,948)
                                                                                   -----------     ---------

      Net cash used in investing activities                                           (588,047)      (53,084)
                                                                                   -----------     ---------

Cash flows from financing activities:
    Payments on term debt                                                              (55,578)      (60,676)
    Dividends paid                                                                     (29,789)      (29,789)
    Proceeds from short-term borrowings                                                538,500       415,000
                                                                                   -----------     ---------

      Net cash provided by financing activities                                        453,133       324,535
                                                                                   -----------     ---------

      Net increase (decrease) in cash and cash equivalents                              16,025      (503,551)

Cash and cash equivalents, beginning of year                                           621,591       787,786
                                                                                   -----------     ---------

      Cash and cash equivalents, end of period                                     $   637,616     $ 284,235
                                                                                   ===========     =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                       $   129,736     $ 113,536
                                                                                   ===========     =========


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

       Certain reclassifications of prior period amounts have been made in the financial statements to conform to the April 30, 1997 presentation.



2.     LOSS PER SHARE:

       Net loss per share is derived by dividing net loss by the weighted average number of shares outstanding during the period.


3.     INCOME TAXES:

       No tax benefit has been recorded as it is not expected to be realized by the Company.



4.     SHORT-TERM FINANCING AGREEMENT:

       During February 1997, the Company obtained a note agreement for a maximum borrowing of $700,000 to finance the installation of simulcasting equipment. Interest is calculated at the prime rate (8.5% at April 30, 1997) and is due monthly. The outstanding principal balance and any unpaid interest is due on July 1, 1997. The note is collateralized by all equipment, machinery, and furniture and fixtures identified in the terms of the note agreement. As of April 30, 1997, the outstanding principal balance was $538,500.


5.     NEW ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period earnings per share date presented after the effective date.

       The Company will adopt FAS 128 effective with its 1998 year end. The adoption of FAS 128 on the Company's earnings per share will have no impact.

PART I.  FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SCIOTO DOWNS, INC.

   THREE-MONTH PERIOD ENDED APRIL 30, 1997 COMPARED TO THE THREE-MONTH PERIOD
                              ENDED APRIL 30, 1996

The net loss from operations before tax benefit was $467,682 which decreased $118,261 from the three months ended April 30, 1996. The decrease is primarily due to the additional revenue derived from the Beulah Park agreement for sharing simulcasting revenue of $162,310. Total operating revenues increased by $135,774 over the three month period ended April 30, 1996, primarily due to the revenue derived from the Beulah Park agreement. Total operating expenses increased $13,857 due to increases in salaries of $14,143 and depreciation of $19,466 offset by a decrease of $19,752 in other operating and general expenses. Interest expense increased by $3,656 due to new borrowings on the simulcasting equipment construction line.

     SIX-MONTH PERIOD ENDED APRIL 30, 1997 COMPARED TO THE SIX-MONTH PERIOD
                              ENDED APRIL 30, 1996

The net loss from operations before tax benefit was $1,005,577 which decreased $113,683 from the six months ended April 30, 1996. The decrease is attributable to the Beulah Park agreement for sharing simulcasting revenue of $229,428. Total operating revenues increased by $201,808 due to the revenue derived from the Beulah Park agreement in 1997. Total operating expenses increased $81,556 due primarily to increases in salaries of $11,359, depreciation of $26,136 and other operating and general expenses of $44,061. Interest expense increased by $6,569 due to new borrowings on the simulcasting equipment construction line.

                         LIQUIDITY AND CAPITAL RESOURCES

The simulcasting equipment installation project was completed on May 1, 1997 at a total cost of $595,875. The Company financed the project with a combination of internal funds of $57,375 and $538,500 from a short-term financing agreement with its principal financial institution. The terms of the loan are similar to a line of credit agreement, with the available credit line set at $700,000 and an interest rate set at the prime rate. The Company intends to convert the short-term obligation into long-term debt in the third quarter of 1997. Cash provided by operating activities was $150,939 for the six months ended April 30, 1997 as compared to a use of cash of $775,002 for the six months ended April 30, 1996. The increase in cash provided by operating activities was primarily a result of $459,400 in funds received from the simulcasting purse fund, $384,174 for changes in the timing of disbursements for accounts payable and noncash deferred income tax decreases of $347,000, offset by an increase in the net loss of $233,317 and changes in other operating activities of $31,316.

PART II. OTHER INFORMATION

SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None
Item 2.      Changes in Securities - None
Item 3.      Defaults Upon Senior Securities - None
Item 4.      Submission of Matters to a Vote of Security Holders - None
Item 5.      Other Information - None
Item 6.      Exhibits and Reports on Form 8-K:
    (a)      Exhibits - None

    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCIOTO DOWNS, INC.
                                                  Registrant


DATE:  June 13, 1997                          BY:_____________________________
                                                 Robert S. Steele, President


DATE:    June 13, 1997                        BY:_____________________________
                                                 Cyril J. Elbert, Controller