Form 10-Q
period 1997-07-31
SCIOTO DOWNS INC
filed 1997-09-15
CIK 87836

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    July 31, 1997
                               --------------------

                                       OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

         Commission File Number     0-1365
                                ---------------

                               SCIOTO DOWNS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                          31-4440550
-----------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 6000 SOUTH HIGH STREET, COLUMBUS, OHIO  43207
-----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (614) 491-2515
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No _____
     ------

The number of common shares outstanding at July 31, 1997:

                            595,767, par value $1.05
                       ----------------------------------

SCIOTO DOWNS, INC.

INDEX

                                                                           PAGES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets as of July 31, 1997 (unaudited), October 31, 1996,
            and July 31, 1996 (unaudited)                                    2-3

        Statements of Operations for the three-month and nine-month periods
            ended July 31, 1997 and 1996 (unaudited)                         4-5

        Statements of Cash Flows for the nine-month periods ended July 31,
            1997 and 1996 (unaudited)                                          6

        Notes to the Financial Statements (unaudited)                          7

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8-9

PART II. OTHER INFORMATION                                                    10

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                    11

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

at July 31, 1997 (unaudited), October 31, 1996, and July 31, 1996 (unaudited)

                          ASSETS                                    July 31, 1997    October 31,     July 31, 1996
                                                                     (Unaudited)        1996          (Unaudited)
                                                                    -------------    -----------     -------------
Current assets:
  Cash and cash equivalents                                        $   632,837       $   621,591       $   624,517
  Accounts receivable, affiliate and other                             192,003            47,106           176,389
  Simulcast settlement account                                         401,033
  Prepaid expenses and other                                            87,475            36,453            79,097
  Investment in joint venture                                           82,446            82,446            59,101
                                                                   -----------       -----------       -----------

      Total current assets                                           1,395,794           787,596           939,104
                                                                   -----------       -----------       -----------

Property and equipment, at cost                                     19,909,362        19,269,763        19,240,774

         Less accumulated depreciation                              12,506,339        11,962,780        11,792,018
                                                                   -----------       -----------       -----------

      Total property and equipment                                   7,403,023         7,306,983         7,448,756
                                                                   -----------       -----------       -----------

      Total assets                                                 $ 8,798,817       $ 8,094,579       $ 8,387,860
                                                                   ===========       ===========       ===========


CONTINUED

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY                     July 31, 1997      October 31,       July 31, 1996
                                                                     (Unaudited)           1996           (Unaudited)
                                                                    -------------      -----------       -------------
Current liabilities:
    Accounts payable, trade                                         $     8,440       $   167,937
    Purses payable                                                       92,825                         $   197,118
    Dividends payable                                                                      29,789
    Current maturities, term debt                                       232,647           100,000         3,155,287
    Accrued expenses                                                    202,371           205,308           170,166
    Deferred income taxes                                                                                     1,952
                                                                    -----------       -----------       -----------

      Total current liabilities                                         536,283           503,034         3,524,523
                                                                    -----------       -----------       -----------

Minimum pension liability                                                89,877            89,877            78,566
                                                                    -----------       -----------       -----------

Net deferred income taxes                                               140,910             4,910           113,792
                                                                    -----------       -----------       -----------

Term debt, net of current maturities                                  3,357,478         3,025,855
                                                                    -----------       -----------

Stockholders' equity:
    Common stock, $1.05 par value; issued and
          outstanding, 595,767 shares                                   625,555           625,555           625,555
    Capital in excess of par value                                    2,037,300         2,037,300         2,037,300
    Retained earnings                                                 2,059,709         1,856,343         2,047,599
    Pension liability adjustment, net of taxes                          (48,295)          (48,295)          (39,475)
                                                                    -----------       -----------       -----------

      Total stockholders' equity                                      4,674,269         4,470,903         4,670,979
                                                                    -----------       -----------       -----------

      Total liabilities and stockholders' equity                    $ 8,798,817       $ 8,094,579       $ 8,387,860
                                                                    ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and nine-month periods ended July 31, 1997 and 1996 (unaudited)

                                                         For the Three-Month Periods       For the Nine-Month Periods
                                                                Ended July 31,                   Ended July 31,
                                                         ---------------------------       --------------------------
                                                             1997            1996             1997            1996
                                                         ---------------------------       --------------------------
Operating revenues:
    Pari-mutuel commissions and breakage                $    6,031,728   $   4,375,622   $    6,031,728  $    4,375,622
         Less pari-mutuel taxes                                915,345         771,643          915,345         771,643
                                                        --------------   -------------   --------------  --------------

                                                             5,116,383       3,603,979        5,116,383       3,603,979

    Exported signal revenue                                    212,594                          212,594
    Admissions                                                 124,770         149,870          149,425         179,990
    Simulcasting shared revenues                                19,034                          248,462
    Concessions, program and other                             659,246         610,926          681,947         655,782
    Entry fees and purse monies added by
          others                                               552,406         764,004          552,406         764,004
    Rental income from leased facilities                       102,261          94,139          102,261          94,139
    Pari-mutuel tax abatement earned                           246,113         187,557          246,113         187,557
                                                        --------------   -------------   --------------  --------------

                                                             7,032,807       5,410,475        7,309,591       5,485,451
                                                        --------------   -------------   --------------  --------------

Operating expenses:
    Purses                                                   2,788,627       2,517,117        2,788,627       2,517,117
    Salaries and wages                                         876,258         704,060        1,122,439         938,882
    Simulcasting shared expense                                178,569                          178,569
    Depreciation                                               175,852         171,000          543,988         513,000
    Other operating and general expense                      1,586,414       1,086,769        2,128,903       1,585,197
                                                        --------------   -------------   --------------  --------------

                                                             5,605,720       4,478,946        6,762,526       5,554,196
                                                        --------------   -------------   --------------  --------------

      Income (loss) from racing operations                   1,427,087         931,529          547,065        (68,745)

Interest expense, net                                           52,372          59,702          177,927         178,688
                                                        --------------   -------------   --------------  --------------

      Income (loss) before income tax
            benefit (expense)                                1,374,715         871,827          369,138       (247,433)



CONTINUED

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

                                                         For the Three-Month Periods       For the Nine-Month Periods
                                                                Ended July 31,                   Ended July 31,
                                                         ---------------------------       --------------------------
                                                             1997            1996             1997            1996
                                                         ---------------------------       --------------------------
Income tax (expense) benefit                            $    (136,000)   $  (270,000)    $  (136,000)     $   77,000
                                                        -------------    -----------     -----------      ----------

      Net income (loss)                                 $   1,238,715    $   601,827     $   233,138      $ (170,433)
                                                        =============    ===========     ===========      ==========

      Net income (loss) per common share                $        2.08    $      1.01     $      0.39      $    (0.29)
                                                        =============    ===========     ===========      ==========

      Dividends per common share                        $        0.05    $      0.05     $      0.05      $     0.05
                                                        =============    ===========     ===========      ==========

      Weighted-average common shares
            outstanding                                       595,767        595,767         595,767         595,767
                                                        =============    ===========     ===========      ==========


The accompanying notes are an integral part of the financial statements.
                                                                               5

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the nine-month periods ended July 31, 1996 and 1995
(unaudited)

                                                                                   1997              1996
Cash flows from operating activities:
    Net income (loss)                                                        $    233,138     $    (170,433)
                                                                             ------------     -------------
    Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
      Depreciation and amortization                                               543,988           539,188
      Change in accounts receivable, affiliates and other                        (144,897)         (105,329)
      Change in prepaid expenses and other                                        (51,451)          (27,335)
      Change in simulcast settlement account                                     (401,033)
      Change in accounts and purses payable                                       (66,672)           29,726
      Change in accrued expenses                                                   (2,937)          (38,549)
      Change in deferred income taxes                                             136,000           (77,000)
                                                                             ------------     -------------

      Total adjustments                                                            12,998           320,701
                                                                             ------------     -------------

      Net cash provided by operating activities                                   246,136           150,268
                                                                             ------------     -------------

Cash flows used in investing activities:
    Purchases of property and equipment, net                                     (639,599)         (161,863)
                                                                             ------------     -------------

Cash flows provided by (used in) financing activities:
    Proceeds from borrowings                                                      538,500
    Payments on term debt                                                         (74,230)          (92,124)
    Cash dividends paid                                                           (59,561)          (59,550)
                                                                             ------------     -------------

      Net cash provided by (used in) financing activities                         404,709          (151,674)
                                                                             ------------     -------------

      Net increase (decrease) in cash and cash equivalents                         11,246          (163,269)
                                                                             ------------     -------------

Cash and cash equivalents, beginning of year                                      621,591           787,786
                                                                             ------------     -------------

      Cash and cash equivalents, end of period                               $    632,837     $     624,517
                                                                             ============     =============


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

    3. INCOME TAXES:

       Income taxes have been recorded at July 31, 1997 at the anticipated annualized effective tax rate. The Company expects to utilize net operating loss carryforwards to offset tax liabilities at October 31, 1997.

SCIOTO DOWNS, INC.

    4. TERM NOTE AGREEMENT:

       The Company entered into a three-year term note with its principal financial institution on July 1, 1997 to replace its existing note agreement entered into in February 1997. The existing note was obtained to finance the installation of simulcasting equipment. The note agreement calls for a three-year amortization of the principal at a fixed rate of 8.17%. The Company is required to make monthly payments of principal and interest.

       The aggregate amount of the required annual principal payments at July 31, 1997 is as follows:

            Remainder of fiscal year 1997          $       22,714
            1998                                          152,404
            1999                                          181,237
            2000                                          182,145
                                                   --------------

                 Total                             $      538,500
                                                   ==============


    5. NEW ACCOUNTING PRONOUNCEMENTS:

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (FAS 128). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt FAS 128 in the first quarter of fiscal year 1998. The adoption of FAS 128 will have no impact on the Company's earnings per share.

       In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, with earlier application encouraged. The Company intends to adopt FAS 130 in fiscal year 1998.

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). FAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, with earlier application encouraged. The Company intends to adopt FAS 131 in fiscal year 1999.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1997 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

             THREE-MONTH PERIOD ENDED JULY 31, 1997 COMPARED TO THE
                     THREE-MONTH PERIOD ENDED JULY 31, 1996

Income from racing operations before taxes was $1,374,715, which is an increase of $502,888, or 57.7%. The increase is due to the additional revenue derived from full card simulcasting. Simulcasting commission and breakage was $3,625,522 compared to live racing commission and breakage of $2,406,206, which represents a net increase in total commissions and breakage of $1,656,106. Additional revenue of $212,594 was derived from the exported signal of Scioto Downs' live races to other racetracks and off-track betting parlors. Total revenues increased $1,622,332 due primarily to the revenue derived from full card simulcasting. Operating expenses increased $1,126,774 due to increases in purse expense, salaries, and other operating expenses. The purse expense increased due to the increase in pari-mutuel commissions during the three month period as purse expense is based upon a percentage of commissions earned net of taxes during live racing days. Wages and salaries increased by $172,198 as the racetrack is open additional hours as a result of simulcasting. Other operating expense increased by $499,645 due to increases in utilities, program printing, and simulcasting expenses.

                     NINE-MONTH PERIOD ENDED JULY 31, 1997
             COMPARED TO THE NINE-MONTH PERIOD ENDED JULY 31, 1996

Income from racing operations before taxes was $369,138 which is an increase of $616,571 or 249.2%. The increase is attributable to the additional revenue derived from full card simulcasting. Simulcasting commission and breakage was $3,625,522 compared to live racing commission and breakage of $2,406,206, which represents a net increase in total commissions and breakage of $1,656,106. Additional revenue of $212,594 was derived from the exported signal of Scioto Downs' live races to other racetracks and off-track betting parlors. Total revenues increased $1,824,140 due primarily to the revenue derived from full card simulcasting. Operating expenses increased $1,208,330 due to increases in purse expense, salaries, and other operating expenses. The purse expense increased due to the increase in pari-mutuel commissions during the nine month period as purse expense is based upon a percentage of commissions earned net of taxes during live racing days. Wages and salaries increased by $183,557 as the racetrack is open additional hours as a result of simulcasting. Other operating expense increased by $543,706 due to increases in utilities, program printing, and simulcasting expenses.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, CONTINUED

                        LIQUIDITY AND CAPITAL RESOURCES

The simulcasting equipment installation project was completed in May 1997 at a cost of $595,875. The Company financed the project with a combination of internal funds of $57,375 and $538,500 from a term note agreement with its principal financial institution. The terms of the loan were agreed upon in July 1997 with a principal amount of $538,500 at an interest rate of 8.17% for three years. Cash provided by operating activities was $246,136 for the nine months ended July 31, 1997 as compared to cash provided by operations of $150,268 for the nine months ended July 31, 1996. The increase of $95,868 in cash provided by operating activities was primarily a result of increase in net income of $403,571 and deferred income taxes of $213,000 offset by use of cash of $401,033 from the simulcasting settlement account, which is used to settle wagering performed at other betting facilities, offset by other changes in operating assets and liabilities.

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

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K:

    (a)      Exhibits - None

    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIOTO DOWNS, INC.
                                   ----------------------------
                                            Registrant

DATE:     9/15/97                              BY: /s/ Robert S. Steele
      --------------------                         ---------------------------
                                                   Robert S. Steele, President


DATE:     9/15/97                              BY: /s/ Cyril J. Elbert
      --------------------                         ---------------------------
                                                   Cyril J. Elbert, Controller