Form 10-Q
period 1998-01-31
SCIOTO DOWNS INC
filed 1998-03-17
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      January 31, 1998
                                        --------------------------

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

                  Commission File Number     0-1365
                                        -------------------------------------

                               SCIOTO DOWNS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         31-4440550
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             6000 SOUTH HIGH STREET, COLUMBUS, OHIO          43207
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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

The number of common shares outstanding at March 16, 1998:
                                  595,767, par value $1.05
                                  ------------------------

SCIOTO DOWNS, INC.

INDEX
                                                                                        PAGES
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Balance Sheets at January 31, 1998 (Unaudited), October 31, 1997
                   and January 31, 1997 (Unaudited)                                      1-2

               Statements of Operations for the three month periods ended
                   January 31, 1998 and 1997 (Unaudited)                                  3

               Statements of Cash Flows for the three month periods ended
                   January 31, 1998 and 1997 (Unaudited)                                  4

               Notes to the Financial Statements (Unaudited)                              5

    Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              6



PART II.OTHER INFORMATION

    Item 1.    Legal Proceedings                                                          7

    Item 2.    Changes in Securities                                                      7

    Item 3.    Defaults Upon Senior Securities                                            7

    Item 4.    Submission of Matters to a Vote of Security Holders                        7

    Item 5.    Other Information                                                          7

    Item 6.    Exhibits and Reports on Form 8-K                                           7


SIGNATURES                                                                                8

PART I.FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

January 31, 1998 (unaudited) and 1997 (unaudited) and October 31, 1997
                                              JANUARY 31,        OCTOBER 31,        JANUARY 31,
                   ASSETS                         1998               1997               1997
                                              -----------        -----------        -----------
                                              (Unaudited)                           (Unaudited)
 Current assets:
   Cash and cash equivalents                  $   672,602        $   924,176        $   269,678
    Accounts receivable, affiliate                135,208            283,866
    Prepaid expenses and other                     59,815             59,815             57,163
    Investment in joint venture                    95,089             95,089             82,446
    Deferred income taxes                         171,000
                                              -----------        -----------        -----------

      Total current assets                      1,133,714          1,362,946            409,287
                                              -----------        -----------        -----------

Property and equipment, at cost                20,009,893         19,916,643         19,312,086
         Less accumulated depreciation         12,866,386         12,691,406         12,140,450
                                              -----------        -----------        -----------

      Total property and equipment              7,143,507          7,225,237          7,171,636
                                              -----------        -----------        -----------

      Total assets                            $ 8,277,221        $ 8,588,183        $ 7,580,923
                                              ===========        ===========        ===========

CONTINUED

PART I.   FINANCIAL INFORMATION
SCIOTO DOWNS, INC.

BALANCE SHEETS
                                                            JANUARY 31,         OCTOBER 31,         JANUARY 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                  1998                1997                1997
                                                            -----------         -----------         -----------
                                                            (Unaudited)                             (Unaudited)
 Current liabilities:
     Accounts payable                                       $   274,735         $   178,016         $    86,272
     Dividends payable                                                               29,789
     Current maturities, term debt                              276,924             253,548             100,000
     Accrued expenses                                           131,981             181,403             164,412
     Simulcast purse fund                                       234,921              85,746             202,995
                                                            -----------         -----------         -----------

       Total current liabilities                                918,561             728,502             553,679
                                                            -----------         -----------         -----------

 Minimum pension liability                                      105,121             105,121              89,877

 Net deferred income taxes                                       28,994              28,994               4,910

 Term debt, net of current maturities                         3,149,146           3,242,001           2,999,449

 Stockholders' equity:
     Common stock, $1.05 par value per share; issued
           and outstanding, 595,767 shares                      625,555             625,555             625,555
     Capital in excess of par value                           2,037,300           2,037,300           2,037,300
     Retained earnings                                        1,472,324           1,880,490           1,318,448
     Pension liability adjustment, net of taxes                 (59,780)            (59,780)            (48,295)
                                                            -----------         -----------         -----------

       Total stockholders' equity                             4,075,399           4,483,565           3,933,008
                                                            -----------         -----------         -----------

       Total liabilities and stockholders' equity           $ 8,277,221         $ 8,588,183         $ 7,580,923
                                                            ===========         ===========         ===========

The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three months ended January 31, 1998 and 1997
(Unaudited)
                                                        1998              1997
Operating revenues, other                            $  19,903         $  72,991
                                                     ---------         ---------

Operating expenses:
    Salaries and wages                                 119,787           110,820
    Depreciation                                       174,980           177,670
    Other operating and general expense                238,434           261,997
                                                     ---------         ---------

                                                       533,201           550,487
                                                     ---------         ---------

      Loss from operations                            (513,298)         (477,496)

Net interest expense                                   (65,868)          (60,399)
                                                     ---------         ---------

      Net loss before income tax benefit              (579,166)         (537,895)

Income tax benefit                                     171,000
                                                     ---------         ---------

      Net loss                                       $(408,166)        $(537,895)
                                                     =========         =========

Net loss per common share - basic and diluted        $    (.69)        $    (.90)
                                                     =========         =========

Weighted average common shares outstanding             595,767           595,767
                                                     =========         =========

The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the three months ended January 31, 1998 and 1997
(Unaudited)
                                                                              1998              1997
Cash flows used in operating activities:
    Net loss                                                               $(408,166)        $(537,895)
                                                                           ---------         ---------
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                           174,980           177,670
      Deferred income taxes                                                 (171,000)
      Change in accounts receivable                                          148,658            47,106
      Change in prepaid expenses and other                                                     (20,710)
      Change in accounts payable                                              96,719           (81,665)
      Change in accrued expenses and simulcast purse fund                     99,753           162,099
                                                                           ---------         ---------

      Total adjustments                                                      349,110           284,500
                                                                           ---------         ---------

      Net cash used in operating activities                                  (59,056)         (253,395)
                                                                           ---------         ---------

Cash flows from investing activities:
    Purchase of equipment                                                    (93,250)          (42,323)
                                                                           ---------         ---------

      Net cash used in investing activities                                  (93,250)          (42,323)
                                                                           ---------         ---------

Cash flows from financing activities:
    Dividends paid                                                           (29,789)          (29,789)
    Payments on term debt                                                    (69,479)          (26,406)
                                                                           ---------         ---------

      Net cash used in financing activities                                  (99,268)          (56,195)
                                                                           ---------         ---------

      Net decrease in cash and cash equivalents                             (251,574)         (351,913)

Cash and cash equivalents, beginning of period                               924,176           621,591
                                                                           ---------         ---------

      Cash and cash equivalents, end of period                             $ 672,602         $ 269,678
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

     The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs' (the Company) annual Form 10-K filing. All adjustments that are necessary for a fair statement of results for the interim period are normal and recurring. Reference should be made to the Company's 1997 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

     The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


2.   LOSS PER SHARE:

     Net loss per share for both basic and diluted is derived by dividing net loss by the weighted average number of shares outstanding during the period.


3.   INCOME TAXES:

     The Company has recorded a deferred income tax benefit at the anticipated effective tax rate for fiscal year 1998.

SCIOTO DOWNS, INC.

PART I.FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1998 and future periods may differ significantly from the prospects discussed in the forward-looking statements.


GENERAL

Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this same time to perform routine repairs and maintenance and facility improvements. During the first quarter of 1998, the Company continued to service the debt on the Clubhouse and the recently purchased simulcasting equipment via internal funds, which affects the liquidity and cash flow of the Company.

The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.


THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

Operating revenues decreased by $53,088 to $19,903 for the three months ended January 31, 1998 from $72,991 for the three months ended January 31, 1997. The decrease was due primarily to a change in the agreement with Beulah Park. Beulah Park will pay reduced shared revenues to Scioto Downs during the three months ended January 31, 1998. Scioto Downs, however, will pay reduced amounts to Beulah Park during its racing season because of the modified agreement. Operating expense decreased by $17,286 due to decreases in general office and other expenses. Net interest expense increased by $5,469, which is due to the simulcasting equipment financing.

PART II.OTHER INFORMATION

SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits - None

    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SCIOTO DOWNS, INC.
                                                    ------------------------
                                                           Registrant

DATE:  March 16, 1998                            BY:
      ----------------                               ---------------------------
                                                     Robert S. Steele, President



DATE:  March 16, 1998                            BY:
      ----------------                               ---------------------------
                                                     Robert E. Suchy, Controller