Form 10-Q
period 1998-04-30
SCIOTO DOWNS INC
filed 1998-06-15
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                          Commission File Number 0-1365


                               SCIOTO DOWNS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                          31-4440550
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               6000 SOUTH HIGH STREET, COLUMBUS, OHIO    43207
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (614) 491-2515
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of common shares outstanding at June 15, 1998:
                            595,767, par value $1.05

SCIOTO DOWNS, INC.

INDEX

                                                                           PAGES

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets as of April 30, 1998 (Unaudited),
              October 31, 1997, and April 30, 1997 (Unaudited)              2-3

           Statements of Operations for the three-month and six-month
              periods ended April 30, 1998 and 1997 (Unaudited)               4

           Statements of Cash Flows for the six-month periods ended
              April 30, 1998 and 1997 (Unaudited)                             5

           Notes to the Financial Statements (Unaudited)                      6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-8


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                  9

   Item 2. Changes in Securities                                              9

   Item 3. Defaults Upon Senior Securities                                    9

   Item 4. Submission of Matters to a Vote of Security Holders                9

   Item 5. Other Information                                                  9

   Item 6. Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                   10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

as of April 30, 1998 (unaudited) and 1997 (unaudited) and October 31, 1997

                                           APRIL 30,    OCTOBER 31,    APRIL 30,
             ASSETS                          1998          1997          1997
                                          -----------   -----------   -----------
                                          (Unaudited)                 (Unaudited)
Current assets:
   Cash and cash equivalents              $   612,625   $   924,176   $   637,616
   Accounts receivable, affiliate               2,324       283,866           125
   Prepaid expenses and other                  47,643        59,815        94,796
   Investment in joint venture                 95,089        95,089        82,446
   Deferred income taxes                      367,000
                                          -----------   -----------   -----------
      Total current assets                  1,124,681     1,362,946       814,983
                                          -----------   -----------   -----------

Property and equipment, at cost            20,009,893    19,916,643    19,261,935
Construction in progress
   (simulcasting equipment)                                               595,875
                                          -----------   -----------   -----------
                                           20,009,893    19,916,643    19,857,810
         Less accumulated depreciation     13,041,364    12,691,406    12,330,916
                                          -----------   -----------   -----------
      Total property and equipment, net     6,968,529     7,225,237     7,526,894
                                          -----------   -----------   -----------
      Total assets                        $ 8,093,210   $ 8,588,183   $ 8,341,877
                                          ===========   ===========   ===========


Continued                                                                      2

SCIOTO DOWNS, INC.

                                            APRIL 30,     OCTOBER 31,     APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY          1998           1997           1997
                                           -----------    -----------    -----------
                                           (Unaudited)                   (Unaudited)
Current liabilities:
   Accounts payable, trade                 $   189,201    $   178,016    $    23,223
   Accounts payable, affiliates                                              397,458
   Dividends payable                                           29,789
   Short-term borrowings                                                     538,500
   Current maturities, term debt               284,206        253,548        100,000
   Accrued expenses                            181,970        181,403        196,006
   Deferred revenue                            148,111                        96,900
   Simulcast purse fund                        477,428         85,746        459,400
                                           -----------    -----------    -----------
            Total current liabilities        1,280,916        728,502      1,811,487
                                           -----------    -----------    -----------
Minimum pension liability                      105,121        105,121         89,877

Net deferred income taxes                       28,994         28,994          4,910

Term debt, net of current maturities         3,068,525      3,242,001      2,970,277

Stockholders' equity:
   Common stock, $1.05 par value; issued
      and outstanding, 595,767 shares          625,555        625,555        625,555
   Capital in excess of par value            2,037,300      2,037,300      2,037,300
   Retained earnings                         1,006,579      1,880,490        850,766
   Pension liability adjustment,
      net of taxes                             (59,780)       (59,780)       (48,295)
                                           -----------    -----------    -----------
         Total stockholders' equity          3,609,654      4,483,565      3,465,326
                                           -----------    -----------    -----------
         Total liabilities and
            stockholders' equity           $ 8,093,210    $ 8,588,183    $ 8,341,877
                                           ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.       3

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and six-month periods ended April 30, 1998 and 1997 (Unaudited)

                                      FOR THE                    FOR THE
                                 THREE-MONTH PERIODS         SIX-MONTH PERIODS
                                   ENDED APRIL 30,            ENDED APRIL 30,
                               ----------------------    --------------------------
                                  1998         1997          1998           1997
                               ---------    ---------    -----------    -----------
Operating revenues:
   Simulcasting revenues       $  61,211    $ 162,310    $    75,856    $   229,428
   Other operating revenues       22,511       41,483         27,769         47,356
                               ---------    ---------    -----------    -----------
                                  83,722      203,793        103,625        276,784
Operating expenses:
   Salaries and wages            120,233      135,361        240,020        246,181
   Depreciation                  174,978      190,466        349,958        368,136
   Other operating and
      general expenses           362,839      280,492        601,273        542,489
                               ---------    ---------    -----------    -----------
                                 658,050      606,319      1,191,251      1,156,806
                               ---------    ---------    -----------    -----------
      Loss from operations      (574,328)    (402,526)    (1,087,626)      (880,022)

Interest expense, net            (87,417)     (65,156)      (153,285)      (125,555)
                               ---------    ---------    -----------    -----------
      Loss before income
         tax benefit            (661,745)    (467,682)    (1,240,911)    (1,005,577)

Income tax benefit               196,000            0        367,000              0
                               ---------    ---------    -----------    -----------
      Net loss                 $(465,745)   $(467,682)   $  (873,911)   $(1,005,577)
                               =========    =========    ===========    ===========
Net loss per common share -
   basic and diluted           $    (.78)   $    (.79)   $     (1.47)   $     (1.69)
                               =========    ===========  ===========    ===========
Weighted-average common
   shares outstanding            595,767      595,767        595,767        595,767
                               =========    ===========  ===========    ===========


The accompanying notes are an integral part of the financial statements.       4

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the six-month periods ended April 30, 1998 and 1997
(Unaudited)

                                                        1998           1997
                                                      ---------     -----------
Cash flows from operating activities:
   Net loss                                           $(873,911)    $(1,005,577)
                                                      ---------     -----------
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                  349,958         368,136
         Deferred income taxes                         (367,000)
         Changes in current assets
            and liabilities:
               Accounts receivable                      281,542          46,981
               Prepaid expenses and other                12,172         (58,343)
               Accounts payable                          11,185         252,744
               Deferred revenue                         148,111          96,900
               Accrued expenses                             567          (9,302)
               Simulcast purse fund                     391,682         459,400
                                                      ---------     -----------
         Total adjustments                              828,217       1,156,516
                                                      ---------     -----------
         Net cash (used in) provided by
            operating activities                        (45,694)        150,939
                                                      ---------     -----------
Cash flows from investing activities:
   Purchase of property and equipment                   (93,250)        (23,099)
   Additions to construction in progress
      (simulcasting equipment)                                         (564,948)
                                                      ---------     -----------
      Net cash used in investing activities             (93,250)       (588,047)
                                                      ---------     -----------
Cash flows from financing activities:
   Payments on term debt                               (142,818)        (55,578)
   Dividends paid                                       (29,789)        (29,789)
   Proceeds from short-term borrowings                                  538,500
                                                      ---------     -----------
      Net cash (used in) provided by
         financing activities                          (172,607)        453,133
                                                      ---------     -----------
      Net (decrease) increase in cash and
         cash equivalents                              (311,551)         16,025

Cash and cash equivalents, beginning of year            924,176         621,591
                                                      ---------     -----------
      Cash and cash equivalents, end of period        $ 612,625     $   637,616
                                                      =========     ===========


The accompanying notes are an integral part of the financial statements.       5

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

   The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Certain reclassifications of prior period amounts have been made in the financial statements to conform to the April 30, 1998 presentation.

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

GENERAL

Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company used this same time to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 1998, the Company continued to service the debt on the Clubhouse and the recently purchased simulcasting equipment via internal funds, which affects the liquidity and cash flow of the Company.

The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

             THREE-MONTH PERIOD ENDED APRIL 30, 1998 COMPARED TO THE
                     THREE-MONTH PERIOD ENDED APRIL 30, 1997

The net loss from operations before income tax benefit was $661,745 which increased $194,063 from the three months ended April 30, 1997. Simulcasting revenues decreased by $101,099. The decrease is due primarily to a change in the agreement with Beulah Park. Under the new agreement, Beulah Park pays reduced shared revenues to Scioto Downs during the three months ended April 30, 1998. Scioto Downs, however, will no longer pay amounts to Beulah Park during its racing season because of the modified agreement. Other operating and general expense increased by $82,347 due mainly to an increase in professional services of approximately $61,000. Net interest expense increased by $22,261 which is due to the simulcasting equipment financing. The Company recorded an income tax benefit of $196,000 for the three months ended April 30, 1998 as the Company projects it will record net income for the year ended October 31, 1998. The benefit has been recorded at the anticipated effective tax rate for the fiscal year 1998. No income tax benefit was recorded for the three months ended April 30, 1997 as the Company had historically experienced net losses.

              SIX-MONTH PERIOD ENDED APRIL 30, 1998 COMPARED TO THE
                      SIX-MONTH PERIOD ENDED APRIL 30, 1997

The net loss from operations before income tax benefit was $1,240,911 which increased $235,334 from the six months ended April 30, 1997. Simulcasting revenue decreased by $153,572. The decrease is due primarily to a change in the agreement with Beulah Park. Under the new agreement, Beulah Park pays reduced shared revenues to Scioto Downs during the six months ended April 30,

SCIOTO DOWNS, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

1998. Scioto Downs, however, will no longer pay amounts to Beulah Park during its racing season because of the modified agreement. Other operating and general expense increased by $58,784 due mainly to an increase in professional services of approximately $82,000, which was offset by a decrease in repairs and maintenance expense of approximately $22,000. Net interest expense increased by $27,730 which is due to the simulcasting equipment financing. The Company recorded an income tax benefit of $367,000 for the six months ended April 30, 1998 as the Company projects it will record net income for the year ended October 31, 1998. The benefit has been recorded at the anticipated effective tax rate for fiscal year 1998. No income tax benefit was recorded for the six months ended April 30, 1997 as the Company had historically experienced net losses.

PART II. OTHER INFORMATION

SCIOTO DOWNS, INC.

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K:

    (a) Exhibits - None

    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SCIOTO DOWNS, INC.
                                           -------------------------------------
                                                         Registrant


DATE:         June 15        , 1998    BY: /s/ Robert S. Steele
     ------------------------              -------------------------------------
                                               Robert S. Steele, President


DATE:         June 15        , 1998    BY: /s/ Robert E. Suchy
     ------------------------              -------------------------------------
                                               Robert E. Suchy, Controller

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Scioto Downs, Inc.

     We have made a review of the accompanying balance sheets of Scioto Downs, Inc. as of April 30, 1998 and 1997, the related statements of operations for the three-month and six-month periods then ended, and the related statements of cash flows for the six-month periods then ended. These unaudited financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Columbus, Ohio
June 8, 1998