Form 10-Q
period 1998-07-31
SCIOTO DOWNS INC
filed 1998-09-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended         July 31, 1998
                                        ----------------------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

                  Commission File Number     0-1365
                                         ---------------------------------

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         31-4440550
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO      43207
                  -------------------------------------------------
                  (Address of principal executive offices)  (Zip Code)

                                 (614) 491-2515
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---
The number of common shares outstanding at September 10, 1998:
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.

INDEX

                                                                                            PAGES
PART I.FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Balance Sheets as of July 31, 1998 (unaudited), October 31, 1997, and
                  July 31, 1997 (unaudited)                                                  2-3

             Statements of Operations for the three-month and nine-month periods ended
                  July 31, 1998 and 1997 (unaudited)                                         4-5

             Statements of Cash Flows for the nine-month periods ended
                  July 31, 1998 and 1997 (unaudited)                                          6

             Notes to the Financial Statements (unaudited)                                    7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  8-9



PART II.  OTHER INFORMATION                                                                  10

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

PART I.FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

as of July 31, 1998 (unaudited), October 31, 1997, and July 31, 1997 (unaudited)

                   ASSETS                 JULY 31, 1998    OCTOBER 31,    JULY 31, 1997
                                           (Unaudited)        1997         (Unaudited)
                                          -------------    -----------    -------------
Current assets:
    Cash and cash equivalents              $ 1,811,064     $   924,176     $   632,837
    Accounts receivable, affiliate             404,066         283,866         192,003
    Accounts receivable, trade                  49,883                         401,033
    Prepaid expenses and other                  43,339          59,815          87,475
    Investment in joint venture                 95,089          95,089          82,446
                                           -----------     -----------     -----------

      Total current assets                   2,403,441       1,362,946       1,395,794
                                           -----------     -----------     -----------

Property and equipment, at cost             20,030,893      19,916,643      19,909,362

         Less accumulated depreciation      13,216,343      12,691,406      12,506,339
                                           -----------     -----------     -----------

      Total property and equipment           6,814,550       7,225,237       7,403,023
                                           -----------     -----------     -----------



      Total assets                         $ 9,217,991     $ 8,588,183     $ 8,798,817
                                           ===========     ===========     ===========

                                                                               2
CONTINUED

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCIOTO DOWNS, INC.

BALANCE SHEETS

      LIABILITIES AND STOCKHOLDERS' EQUITY         JULY 31, 1998     OCTOBER 31,    JULY 31, 1997
                                                    (Unaudited)         1997         (Unaudited)
                                                   -------------     -----------    -------------
Current liabilities:
    Accounts payable, trade                          $  553,245                      $    8,440
    Accounts payable, affiliates                                     $  263,762
    Purses payable                                      454,542                          92,825
    Dividends payable                                                    29,789
    Current maturities, term debt                       277,505         253,548         232,647
    Accrued expenses                                    245,946         181,403         202,371
                                                     ----------      ----------      ----------

      Total current liabilities                       1,531,238         728,502         536,283
                                                     ----------      ----------      ----------

Minimum pension liability                               105,121         105,121          89,877
                                                     ----------      ----------      ----------

Net deferred income taxes                                28,994          28,994         140,910
                                                     ----------      ----------      ----------

Term debt, net of current maturities                  3,050,604       3,242,001       3,457,478
                                                     ----------      ----------      ----------

Stockholders' equity:
    Common stock, $1.05 par value; issued and
          outstanding, 595,767 shares                   625,555         625,555         625,555
    Capital in excess of par value                    2,037,300       2,037,300       2,037,300
    Retained earnings                                 1,898,959       1,880,490       2,059,709
    Pension liability adjustment, net of taxes          (59,780)        (59,780)        (48,295)
                                                     ----------      ----------      ----------

      Total stockholders' equity                      4,502,034       4,483,565       4,674,269
                                                     ----------      ----------      ----------

      Total liabilities and stockholders' equity     $9,217,991      $8,588,183      $8,798,817
                                                     ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

for the three-month and nine-month periods ended July 31, 1998 and 1997 (unaudited)

                                                FOR THE THREE-MONTH PERIODS    FOR THE NINE-MONTH PERIODS
                                                       ENDED JULY 31,                 ENDED JULY 31,
                                                ---------------------------    --------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
Operating revenues:
    Pari-mutuel commissions and breakage         $6,108,475     $6,031,728     $6,108,475     $6,031,728
            Less pari-mutuel taxes                  924,072        915,345        924,072        915,345
                                                 ----------     ----------     ----------     ----------

                                                  5,184,403      5,116,383      5,184,403      5,116,383

    Exported signal revenue                         201,545        212,594        201,545        212,594
    Admissions                                      184,829        124,770        184,829        149,425
    Simulcasting shared revenue                                     19,034         75,856        248,462
    Concessions, program, parking, and other        634,327        659,246        662,096        681,947
    Entry fees and purse monies added by
          others                                    550,963        552,406        550,963        552,406
    Rental income from leased facilities            106,621        102,261        106,621        102,261
    Pari-mutuel tax abatement earned                253,392        246,113        253,392        246,113
                                                 ----------     ----------     ----------     ----------

                                                  7,116,080      7,032,807      7,219,705      7,309,591
                                                 ----------     ----------     ----------     ----------

Operating expenses:
    Purses                                        3,050,817      2,788,627      3,050,817      2,788,627
    Salaries and wages                              843,321        876,258      1,083,341      1,122,439
    Simulcasting fees                               619,595        533,987        619,595        533,987
    Simulcasting shared expense                                    178,569                       178,569
    Depreciation                                    174,979        175,852        524,937        543,988
    Other operating and general expenses          1,040,593      1,052,427      1,641,866      1,594,916
                                                 ----------     ----------     ----------     ----------

                                                  5,729,305      5,605,720      6,920,556      6,762,526
                                                 ----------     ----------     ----------     ----------

          Income from racing operations           1,386,775      1,427,087        299,149        547,065

Interest expense, net                                68,606         52,372        221,891        177,927
                                                 ----------     ----------     ----------     ----------

          Income before income tax
                expense                           1,318,169      1,374,715         77,258        369,138

                                                                               4
CONTINUED

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

                                       FOR THE THREE-MONTH PERIODS     FOR THE NINE-MONTH PERIODS
                                              ENDED JULY 31,                  ENDED JULY 31,
                                       ---------------------------     --------------------------
                                           1998          1997               1998         1997
                                         --------     ----------          --------     --------
Income tax expense                       $396,000     $  136,000          $ 29,000     $136,000
                                         --------     ----------          --------     --------

      Net income                         $922,169     $1,238,715          $ 48,258     $233,138
                                         ========     ==========          ========     ========

      Net income per common share -
                   basic and diluted     $   1.55     $     2.08          $   0.08     $   0.39
                                         ========     ==========          ========     ========

      Dividends per common share         $   0.05     $     0.05          $   0.05     $   0.05
                                         ========     ==========          ========     ========

      Weighted-average common shares
                   outstanding            595,767        595,767           595,767      595,767
                                         ========     ==========          ========     ========

The accompanying notes are an integral part of the financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

for the nine-month periods ended July 31, 1998 and 1997 (unaudited)

                                                                       1998           1997
Cash flows from operating activities:
    Net income                                                      $   48,258      $ 233,138
                                                                    ----------      ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                     524,937        543,988
      Change in accounts receivable, affiliate                        (120,200)      (144,897)
      Change in accounts receivable, trade                             (49,883)      (401,033)
      Change in prepaid expenses and other                              16,476        (51,451)
      Change in accounts and purses payable                            744,025        (66,672)
      Change in accrued expenses                                        64,543         (2,937)
      Change in deferred income taxes                                                 136,000
                                                                    ----------      ---------

      Total adjustments                                              1,179,898         12,998
                                                                    ----------      ---------

      Net cash provided by operating activities                      1,228,156        246,136
                                                                    ----------      ---------

Cash flows used in investing activities:
    Purchases of property and equipment, net                          (114,250)      (639,599)
                                                                    ----------      ---------

Cash flows (used in) provided by financing activities:
    Proceeds from borrowings                                                          538,500
    Payments on term debt                                             (167,440)       (74,230)
    Cash dividends paid                                                (59,578)       (59,561)
                                                                    ----------      ---------

      Net cash (used in) provided by financing activities             (227,018)       404,709
                                                                    ----------      ---------

      Net increase in cash and cash equivalents                        886,888         11,246
                                                                    ----------      ---------

Cash and cash equivalents, beginning of period                         924,176        621,591
                                                                    ----------      ---------

      Cash and cash equivalents, end of period                      $1,811,064      $ 632,837
                                                                    ==========      =========

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

SCIOTO DOWNS, INC

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



                                     GENERAL

Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this same time to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 1998, the Company continued to service the debt on the Clubhouse and the simulcasting equipment via internal funds, which affects the liquidity and cash flow of the Company.

The entire racing season at Scioto Downs falls within the third quarter ending July 31st. The majority of rental income from leasing the facility and the simulcasting equipment to Mid-America Racing Association is earned during the fourth quarter ending October 31st.



             THREE-MONTH PERIOD ENDED JULY 31, 1998 COMPARED TO THE
                     THREE-MONTH PERIOD ENDED JULY 31, 1997

Income from racing operations before taxes was $1,386,775, which is a decrease of $40,312, or 2.8%. The decrease was derived from a rise in operating expenses of $123,585, offset by an increase in operating revenues of $83,273.

Operating revenues increased due to an increase in net pari-mutuel commissions and breakage of $68,020, or 1.3%. This increase in net pari-mutual commissions and breakage is attributable to additional simulcasting handle, along with an increase in admissions of $60,059 due to fewer free passes and free admission racing nights.

Operating expenses increased primarily due to an increase in purse expense of $262,190, offset by a reduction in salaries and wages of $32,937, resulting from the employment of fewer pari-mutuel clerks. Simulcasting shared expense decreased $178,569 as a result of a change in the simulcasting agreement with Beulah Park. Simulcasting fees increased $85,608 due to an increase in the total handle of imported races into the facility. Interest expense increased $16,234 with the addition of the sumulcasting equipment note entered in July 1997.

SCIOTO DOWNS, INC

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



                     NINE-MONTH PERIOD ENDED JULY 31, 1998
             COMPARED TO THE NINE-MONTH PERIOD ENDED JULY 31, 1997

Income from racing operations before taxes was $299,149 which is a decrease of $247,916, or 45.3%. The decrease was derived from a rise in operating expenses of $158,030 and a decrease in operating revenues of $89,886.

Operating revenues decreased due to a change in the simulcasting agreement with Beulah Park whereby the Company receives revenue, net of expenses, in the current year. In fiscal year 1997, simulcasting shared revenue, net of expenses, was $69,893 compared to $75,856 in 1998. Concessions, program, parking and other decreased $19,851 due mainly to a decrease in income from concessionaire operations.

Operating expenses increased primarily due to an increase in purse expense of $262,190, offset by a reduction in salaries and wages of $39,098 resulting from the employment of fewer pari-mutuel clerks. Other operating and general expenses increased $46,950 due mainly to increases in legal, accounting, office supplies and other miscellaneous expense items. Interest expense increased $43,964 with the addition of the sumulcasting equipment note entered in July 1997.



                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,228,156 for the nine months ended July 31, 1998 as compared to cash provided by operations of $246,136 for the nine months ended July 31, 1997. The increase of $982,020 in cash provided by operating activities was primarily a result of increases in accounts and purses payable of $810,697 and accrued expenses of $67,480, offset by other changes in operating assets and liabilities.

PART II. OTHER INFORMATION
SCIOTO DOWNS, INC.


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K:

     (a)     Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SCIOTO DOWNS, INC.
                                                  --------------------------
                                                         Registrant

DATE:                                        BY:
     ----------------------                      -----------------------------
                                                 Robert S. Steele, President


DATE:                                        BY:
     ----------------------                      -----------------------------
                                                 Robert E. Suchy, Controller