Form 10-K
period 1998-10-31
SCIOTO DOWNS INC
filed 1999-01-29
CIK 87836

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



   MARK ONE
     [X]                          ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                  October 31, 1998
                                  ---------------------------------------------

                                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                         to
from                               ---------------------------------------------
Commission file number             0-1365
                                   ---------------------------------------------

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in ith charter)


             Ohio                                      31-4440550
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   6000 South High Street, Columbus, Ohio                         43207
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code           (614) 491-2515
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

---------------------------------   --------------------------------------------

---------------------------------   --------------------------------------------

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

                         YES   X       NO
                             ------        ------

          The aggregate market value of the Registrant's voting stock held by nonaffiliated stockholders as of January 8, 1999 was $4,404,010 or $12.25 per share.

          Registrant has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of January 8, 1999 was 595,767.

          Portions of the following documents are incorporated by reference:

       1. Portions of the Annual Report to Stockholders for the year ended October 31, 1998 are incorporated by reference in Part II.

       2. Portions of Scioto Downs, Inc.'s definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held February 23, 1999 are incorporated by reference in Part III.





          The Exhibit index is on page 10.

                                     PART I



ITEM 1.  BUSINESS

         The Registrant's sole business is the ownership and operation of a harness horse racing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility started in 1959 and there has been no material change in the method of conducting this business. In addition to the racetrack itself, there are parking, grandstand, clubhouse and eating facilities for Registrant's customers and barn and stable facilities for the horses. Revenue is derived primarily from commissions on parimutuel wagering (net of parimutuel taxes), admission fees to enter the facilities and concessions, programs and parking. In 1998, commissions on parimutuel wagering net of parimutuel taxes represented 64% of revenues, in 1997 65%, and in 1996 61%. In 1998, admissions represented 2% of revenues, in 1997 2%, and in 1996 3%. In 1998, revenues from concessions, parking and programs amounted to 10% of revenues, in 1997 11%, and in 1996 12%. During each off-season period in 1998, 1997 and 1996, the Registrant employed 17 persons. During the last three years, average daily attendance has declined from 3,295 in 1996 to 2,219 in 1997 and to 2,187 in 1998. However, during 1997 and 1998, because of the full-card simulcasting program, Registrant did not track attendance for people entering the facility prior to 6:00 p.m.

         The number of races conducted during a live racing program varies from 9 races during the week to 11 or 12 races on weekends. The nearest racetrack competition is Beulah Park, a thoroughbred horse racetrack approximately 6 miles away. Beulah Park typically conducts live racing from the middle of September until the first weekend of May, during which time Registrant is not open.

         Registrant conducts its business pursuant to a permit issued annually by the Ohio Racing Commission. All of the racing conducted by Registrant is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. The Ohio Racing Commission regulates and controls the forms of wagering that are permitted at the racetrack, the procedures to be followed as to wagering, the wagering information to be provided to the public, the number of races permitted during a racing program and the days and time of day racing will be permitted. The Commission also approves full- card simulcasting schedules. All persons who work at the racetrack must be licensed by the Ohio Racing Commission. All owners, trainers, drivers and other persons involved in the racing program must be licensed by the Ohio Racing Commission. For the period covered by this report, Registrant was issued a permit by the Ohio Racing Commission to conduct harness live racing at its facilities for a period of 61 days together with full-card simulcasting on those days and an additional 11 days (Sundays).

         Except on special occasions such as Memorial Day, July 4 and Labor Day, Registrant conducts its racing at night 6 days a week. The 71 day period in 1998 commenced May 2nd and continued through July 11th. Registrant then leased its facilities to Mid-America Racing Association, Inc. for 60 days of live racing, which period ended September 19, 1998. Mid-America Racing conducted full-card simulcasting on live racing days and on an additional 10 days (Sundays). This lease generated 7% of total revenue in 1998. This lease is on file with the Commission.

         During 1998, major racing programs conducted at Registrant's facilities included the Little Brown Jug Preview, the Scarlet O'Hara, the Pink Bonnet, the Ohio Sires Stakes events and Ohio Fair stakes events. Forms of competition faced by Registrant during its summer racing schedule include, in addition to the normal summer events, professional baseball (minor league in Columbus and major league in Cincinnati and Cleveland), outdoor music concerts and other similar entertainment events. Riverboat gambling has been approved in Indiana and land-based casinos have been approved in Michigan. At the present time there is not sufficient information to determine if these gambling opportunities had a noticeable effect upon the wagering conducted at Registrant's facility. Legalized gambling in the form of the Ohio lottery has been in existence for many years and has had an adverse effect upon wagering at Registrant's facility.

         In 1997, the Ohio legislature approved legislation which permits full card simulcasting at racetracks in Ohio. This legislation enables Ohio racetracks to bring in to their facilities via television day and night full race programs conducted at racetracks located outside the State of Ohio. As a result of this legislation, during its regular racing meet from May to July, Registrant, in addition to its regular live racing program in the evening shows at its facility via television during the day and night races being conducted at other tracks in Ohio and tracks outside of Ohio. Customers at Registrant's facility are able to wager on all of these races.

         As a result of this legislation, Registrant and its nearest racetrack competitor Beulah Park could be open year round conducting both live racing and bringing racing in from out of state in competition with each other. This situation would not be advantageous to either track and, as a result, Registrant and Beulah Park entered into an agreement to not be open at the same. Pursuant to this agreement, during 1998 Beulah Park operated from the middle of September to the first of May while Registrant was closed. During that period of time revenues derived from simulcasting at Beulah Park at night when it is not conducting live racing was, after deducting of certain expenses, shared with Scioto Downs ($70,915 during 1998 and $49,874 during 1997). Overall, during 1998, as a result of full card simulcasting, wagering on live racing declined and the additional wagering on simulcast races offset the decline in wagering on live racing. No live racing or full card simulcasting has been conducted at Registrant's facilities since September 19, 1998. The 1999 racing season will commence May 1, 1999.

         During the racing season, the Registrant has employed approximately 350 people, most all of whom are parimutuel clerks employed during the hours the track is open for simulcasting and live racing which is approximately twelve noon to midnight. As a part of the full card simulcast racing program, Registrant sends its live races via television to all other tracks in Ohio and as many facilities outside the State of Ohio that it can contract with to receive the signal, which could be as many as 25 facilities. Registrant will receive a percentage (in most instances 3%) of the amount wagered on its races at these other facilities outside the State of Ohio. Total export signal revenue was $243,216 in 1998.

ITEM 2.  PROPERTIES

         Registrant's place of business is located at 6000 South High Street, Columbus, Ohio. Registrant owns in fee approximately 173 acres of land at this location. Situated thereon are the physical facilities necessary for the operation of a harness horse racing business, including the race track, grandstand with a capacity of 10,000, and enclosed clubhouse buildings with a capacity of 1,500 for customers, in which are located eating and pari-mutuel wagering facilities (including simulcasting), barns, a paddock, and related facilities for the horses, drivers, and trainers. In addition, a substantial (approximately 6,000-space) parking area is provided for customers. These facilities are used fully during the racing season, which covered 141 days commencing in May and ending in mid-September.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                     PART II

The following items are incorporated herein by reference from the indicated pages of the Annual Report to Stockholders for the fiscal year ended October 31, 1998:



                                                                 ANNUAL REPORT TO
                                                          STOCKHOLDERS SEQUENTIAL PAGES

       Item 5.        MARKET FOR THE REGISTRANT'S
                      COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                             25

       Item 6.        SELECTED FINANCIAL DATA                         24

       Item 7.        MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF
                      OPERATIONS                                     18-23

      Item 7A.        QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK               Not applicable

       Item 8.        FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA                              4-17

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

         Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive Proxy Statement of the Registrant dated February 4, 1999, relating to the Annual Meeting of Stockholders to be held on February 23, 1999.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                               SCIOTO DOWNS, INC.
        Index to Financial Statements and Financial Statement Schedules



                                                                                       REFERENCE PAGE
                                                                             -------------------------------------
                                                                               FORM 10-K            ANNUAL REPORT
                                                                             ANNUAL REPORT         TO STOCKHOLDERS
                                                                             -------------         ---------------

(a.)   1.  Financial Statements
           Data incorporated by reference from the attached
           1998 Annual Report to Stockholders of
           Scioto Downs, Inc.:
                 Report of Independent Accountants on
                     Financial Statements                                                                 17
                 Balance Sheets as of October 31, 1998 and 1997                                            4
                 Statements of Operations for the years ended
                     October 31, 1998, 1997 and 1996                                                       6
                 Statements of Stockholders' Equity for the years
                     ended October 31, 1998, 1997 and 1996                                                 7
                 Statements of Cash Flows for the years ended
                     October 31, 1998, 1997 and 1996                                                       8
                 Notes to the Financial Statements                                                         9

(a)    2.  Financial Statement Schedules
           -------------------------------------------------------------
           Financial statement schedules are omitted because they are not required or are not applicable.

(a)    3.  Exhibits
           -------------------------------------------------------------
           See Index to Exhibits at Page 10.
           Reports on Form 8-K
           -------------------------------------------------------------
           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)        See Index to Exhibits at Page 10.
(d)        Not applicable or not required
(e)        Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             SCIOTO DOWNS, INC. (Registrant)


                                             -----------------------------------
                                             By /s/ Robert S. Steele
                                             -----------------------------------
                                             President, Chief Operating Officer,
                                             Director
                                             -----------------------------------
                                             Title




                                             -----------------------------------
Date:      January 29, 1999                  By /s/ Robert S. Steele
                                             -----------------------------------
                                             President, Chief Operating Officer,
                                             Director
                                             -----------------------------------
                                             Title


                                             -----------------------------------
Date:      January 29, 1999                  By /s/ LaVerne A. Hill
                                             -----------------------------------
                                             Vice President, Director
                                             -----------------------------------
                                             Title

                                             -----------------------------------
Date:      January 29, 1999                  By /s/ William C. Heer
                                             -----------------------------------
                                             Treasurer, Director
                                             -----------------------------------
                                             Title

                                             -----------------------------------
Date:      January 29, 1999                  By /s/ John J. Chester
                                             -----------------------------------
                                             Director
                                             -----------------------------------
                                             Title

                                             -----------------------------------
Date:      January 29, 1999                  By /s/ John F. Fissell
                                             -----------------------------------
                                             Director
                                             -----------------------------------
                                             Title

                                             -----------------------------------
Date:      January 29, 1999                  By /s/ Robert E. Suchy
                                             -----------------------------------
                                             Controller
                                             -----------------------------------
                                             Title

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 1998

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