Form 10-Q
period 1999-01-31
SCIOTO DOWNS INC
filed 1999-03-17
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1999
                              ----------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

        Commission File Number      0-1365
                              -----------------
                               SCIOTO DOWNS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                          31-4440550
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   6000 SOUTH HIGH STREET, COLUMBUS, OHIO 43207
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

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

The number of common shares outstanding at March 10, 1999:
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.
INDEX
------------------------------------------------------------------------------
                                                                         PAGES
                                                                         -----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets at January 31, 1999, October 31, 1998
            and January 31, 1998                                          1-2

          Statements of Operations for the three month periods ended
            January 31, 1999 and 1998                                      3

          Statements of Cash Flows for the three month periods ended
            January 31, 1999 and 1998                                      4

          Notes to Financial Statements                                    5

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     6-7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk      7

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                               8

   Item 2. Changes in Securities                                           8

   Item 3. Defaults Upon Senior Securities                                 8

   Item 4. Submission of Matters to a Vote of Security Holders             8

   Item 5. Other Information                                               8

   Item 6. Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                 9

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                     JANUARY 31,     OCTOBER 31,     JANUARY 31,
                                        1999            1998            1998
                                     -----------     -----------     -----------
                                     (unaudited)                     (unaudited)
                   ASSETS

Current assets:
   Cash and cash equivalents         $   961,001     $ 1,503,240     $   672,602
   Accounts receivable                   289,858         269,352         135,208
   Prepaid expenses and other             72,436          77,729          59,815
   Investment in joint venture            97,126          97,126          95,089
   Deferred income taxes                  89,000              --         171,000
                                     -----------     -----------     -----------

     Total current assets              1,509,421       1,947,447       1,133,714
                                     -----------     -----------     -----------

Property and equipment, at cost       20,040,185      20,016,643      20,009,893
   Less accumulated depreciation      13,560,702      13,386,843      12,866,386
                                     -----------     -----------     -----------

     Total property and equipment      6,479,483       6,629,800       7,143,507
                                     -----------     -----------     -----------

     Total assets                    $ 7,988,904     $ 8,577,247     $ 8,277,221
                                     ===========     ===========     ===========

CONTINUED

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------
                                                       JANUARY 31,     OCTOBER 31,     JANUARY 31,
                                                          1999            1998             1998
                                                       -----------     -----------     -----------
                                                       (unaudited)                     (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                    $   48,228      $   41,123      $  274,735
   Dividends payable                                           --          29,789              --
   Current maturities, term debt                          285,047         281,237         276,924
   Accrued expenses                                       185,601         217,911         131,981
   Simulcast purse fund                                   539,661         495,055         234,921
                                                       ----------      ----------      ----------

      Total current liabilities                         1,058,537       1,065,115         918,561
                                                       ----------      ----------      ----------

Minimum pension liability                                 115,771         115,771         105,121

Net deferred income taxes                                  43,342          43,342          28,994

Term debt, net of current maturities                    2,845,725       2,925,113       3,149,146

Stockholders' equity:
   Common stock, $1.05 par value per share, issued
     and outstanding, 595,767 shares                      625,555         625,555         625,555
   Capital in excess of par value                       2,037,300       2,037,300       2,037,300
   Retained earnings                                    1,331,484       1,833,861       1,472,324
   Pension liability adjustment, net of taxes             (68,810)        (68,810)        (59,780)
                                                       ----------      ----------      ----------

      Total stockholders' equity                        3,925,529       4,427,906       4,075,399
                                                       ----------      ----------      ----------

      Total liabilities and stockholders' equity       $7,988,904      $8,577,247      $8,277,221
                                                       ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------------------
                                                                     1999           1998
Operating revenues, other                                         $  24,767      $  19,903
                                                                  ---------      ---------

Operating expenses:
   Salaries and wages                                               134,038        119,787
   Depreciation                                                     173,859        174,980
   Other operating and general expense                              251,541        238,434
                                                                  ---------      ---------

                                                                    559,438        533,201
                                                                  ---------      ---------

     Loss from operations                                          (534,671)      (513,298)

Net interest expense                                                (56,706)       (65,868)
                                                                  ---------      ---------

     Net loss before income tax benefit                            (591,377)      (579,166)

Income tax benefit                                                   89,000        171,000
                                                                  ---------      ---------

     Net loss                                                     $(502,377)     $(408,166)
                                                                  =========      =========

Net loss per common share - basic and diluted                     $    (.84)     $    (.69)
                                                                  =========      =========

Weighted average common shares outstanding--basic and diluted       595,767        595,767
                                                                  ---------      ---------

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)
---------------------------------------------------------------------------------------
                                                                  1999           1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                   $ (502,377)     $(408,166)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                               173,859        174,980
      Deferred income taxes                                      (89,000)      (171,000)
      Change in accounts receivable                              (20,506)       148,658
      Change in prepaid expenses and other                         5,293
      Change in accounts payable                                   7,105         96,719
      Change in accrued expenses and simulcast purse fund         12,296         99,753
                                                              ----------      ---------
        Net cash used in operating activities                   (413,330)       (59,056)
                                                              ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                         (23,542)       (93,250)
                                                              ----------      ---------
        Net cash used in investing activities                    (23,542)       (93,250)
                                                              ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                (29,789)       (29,789)
   Payments on term debt                                         (75,578)       (69,479)
                                                              ----------      ---------
        Net cash used in financing activities                   (105,367)       (99,268)
                                                              ----------      ---------

Net decrease in cash and cash equivalents                       (542,239)      (251,574)

Cash and cash equivalents, beginning of period                 1,503,240        924,176
                                                              ----------      ---------

Cash and cash equivalents, end of period                      $  961,001      $ 672,602
                                                              ==========      =========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs, Inc.'s (the Company) annual report on Form 10-K. Reference should be made to the Company's 1998 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       NEW ACCOUNTING STANDARD

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" during the quarter ended January 31, 1999. There was no effect on the financial statements of adopting this standard as of and for the three months ended January 31, 1999.

3.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions.

SCIOTO DOWNS, INC.
MANAGEMENT'S DISCUSSION
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION, CONT.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1999 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

                  GENERAL

                  Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first quarter of 1999, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 1998 racing season.

                  The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.


                  THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

                  Salaries and wages increased by $14,251 to $134,038 for the three months ended January 31, 1999 from $119,787 for the three months ended January 31, 1998. The increase was due primarily to the addition of an office employee and annual increases for all employees. Operating expense increased by $13,107 due mainly to increases in utilities and professional fees, offset by a decrease in publicity expense.

                  The income tax benefit decreased to $89,000 from $171,000 for the three months ended January 31, 1999 and 1998, respectively, as a result of the reduction in the effective tax rate to 15% from 29.5% based upon the anticipated income for the year ending October 31, 1999.

                  YEAR 2000

                  The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these computer programs could fail or create erroneous results.

                  The Company is in the process of developing and implementing a plan for the identification and remediation of Year 2000 issues that could affect its business. The

SCIOTO DOWNS, INC.
MANAGEMENT'S DISCUSSION
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


                  identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware, (4) non-information technology systems, and (5) third party related issues.

                  Mission Critical Software: The Company has identified five mission critical software systems: horseman purse systems, stock transfer systems, general ledger, bank services, and accounts payable systems. In the first quarter of fiscal year 1999, the Company purchased the Accpac for Windows Corporate Series Accounting System. The Accpac Corporate series has represented it is Year 2000 compliant. The installation of the Accpac software was begun in January 1999. The training for Accpac also started in January 1999 and will continue through April 1999.

                  Other Software: The Company maintains and periodically updates all other software utilized by it, such as word processing and spreadsheet management. Along with the purchase of the Accpac software, Year 2000 compliant word processing and spreadsheet software was purchased in the first quarter of fiscal year 1999. Installation of this software also started in January 1999, with training on the software to be completed before May 1999, the first day of racing.

                  Information Technology Hardware: The Company purchased from ADC Information Technology Services, a Gateway ALR 7200 NT network fileserver in December 1998. Five Pentium II--266 Windows personal computers were also purchased in December 1998. Installation is now complete and the staff is currently being trained on its use. The NT 4.0 Network System is represented as being Year 2000 compliant.

                  Non-Information Technology Systems: The Company has begun an inventory of all non-information technology systems that may have a material impact on the Company's ability to conduct business in a usual manner. The General Manager of the Company was informed of the need of this requirement, as was the Board of Directors. The Company will be performing internal testing and is gathering third party representations as to the system's Year 2000 compliance. This process and required corrections are to be completed by October 31, 1999.

                  Third Party Related Issues: The Company has identified those vendors whose services have a material impact on the Company's ability to conduct normal business operations. The Company's largest and most necessary vendor, American Totalisator, has been contacted and has responded that its systems are Year 2000 compliant. Other vendors' compliance certifications have been received as well. The Company will continue to request for confirmation from other major vendors.

                  Costs to Address the Year 2000 Issue: The Company has committed to spend approximately $65,000 on its Year 2000 compliance through fiscal year 1999. The Company does not anticipate spending additional amounts after 1999 but will make necessary expenditures as required.


       ITEM 3.  QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not Applicable

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

       ITEM 1.       Legal Proceedings - None

       ITEM 2.       Changes in Securities - None

       ITEM 3.       Defaults Upon Senior Securities - None

       ITEM 4.       Submission of Matters to a Vote of Security Holders - None

       ITEM 5.       Other Information - None

       ITEM 6.       Exhibits and Reports on Form 8-K

                     (a)    Exhibits - None

                     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SCIOTO DOWNS, INC.
                                          -----------------------
                                                 Registrant

DATE:   3/17/99                           BY: /s/ Robert S. Steele
     ------------------                       --------------------------------
                                              Robert S. Steele, President



DATE:   3/17/99                           BY: /s/ Robert E. Suchy
     ------------------                       --------------------------------
                                              Robert E. Suchy, Controller
                                              and Principal Accounting Officer