Form 10-Q
period 1999-04-30
SCIOTO DOWNS INC
filed 1999-06-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        April 30, 1999
                              --------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________________ to ____________________

           Commission File Number     0-1365
                                 --------------------------------------------

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

The number of common shares outstanding at May 30, 1999:
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.
INDEX
-----------------------------------------------------------------------------------------------
                                                                                        PAGES
                                                                                      ---------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets at April 30, 1999, October 31, 1998
              and April 30, 1998                                                         1-2

            Statements of Operations for the three-month and six-month periods
              ended April 30, 1999 and 1998                                               3

            Statements of Cash Flows for the six-month periods ended
              April 30, 1999 and 1998                                                     4

            Notes to Financial Statements                                                 5

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  6-8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    8

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                             9

   Item 2.  Changes in Securities                                                         9

   Item 3.  Defaults Upon Senior Securities                                               9

   Item 4.  Submission of Matters to a Vote of Security Holders                           9

   Item 5.  Other Information                                                             9

   Item 6.  Exhibits and Reports on Form 8-K                                              9

SIGNATURES                                                                                10

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            APRIL 30,      OCTOBER 31,      APRIL 30,
                                              1999            1998            1998
                                           -----------     -----------     -----------
                                           (UNAUDITED)                     (UNAUDITED)
                ASSETS

Current assets:
   Cash and cash equivalents               $ 1,003,062     $ 1,503,240     $   612,625
   Accounts receivable                          67,626         269,352           2,324
   Prepaid expenses and other                   85,098          77,729          47,643
   Deferred income taxes                       190,000              --         367,000
                                           -----------     -----------     -----------

     Total current assets                    1,345,786       1,850,321       1,029,592
                                           -----------     -----------     -----------

Investment in joint venture                     97,126          97,126          95,089

Property and equipment, at cost             20,068,129      20,016,643      20,009,893
   Less accumulated depreciation            13,734,561      13,386,843      13,041,364
                                           -----------     -----------     -----------

     Total property and equipment, net       6,333,568       6,629,800       6,968,529
                                           -----------     -----------     -----------

     Total assets                          $ 7,776,480     $ 8,577,247     $ 8,093,210
                                           ===========     ===========     ===========

CONTINUED

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        APRIL 30,      OCTOBER 31,      APRIL 30,
                                                          1999            1998            1998
                                                       ----------      ----------      ----------
                                                       (UNAUDITED)                     (UNAUDITED)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                             $       --      $   41,123      $  145,161
   Dividends payable                                           --          29,789              --
   Current maturities, term debt                          288,829         281,237         284,206
   Accrued expenses                                       220,811         217,911         181,970
   Deferred revenue                                       157,673              --         148,111
   Purses payable and simulcast purse fund                796,261         495,055         521,468
                                                       ----------      ----------      ----------

        Total current liabilities                       1,463,574       1,065,115       1,280,916
                                                       ----------      ----------      ----------

Minimum pension liability                                 115,771         115,771         105,121

Deferred income taxes                                      43,342          43,342          28,994

Term debt, net of current maturities                    2,804,978       2,925,113       3,068,525

Stockholders' equity:
   Common stock, $1.05 par value per share, issued
     and outstanding: 595,767 shares                      625,555         625,555         625,555
   Capital in excess of par value of stock              2,037,300       2,037,300       2,037,300
   Retained earnings                                      754,770       1,833,861       1,006,579
   Pension liability adjustment, net of taxes             (68,810)        (68,810)        (59,780)
                                                       ----------      ----------      ----------

        Total stockholders' equity                      3,348,815       4,427,906       3,609,654
                                                       ----------      ----------      ----------

        Total liabilities and stockholders' equity     $7,776,480      $8,577,247      $8,093,210
                                                       ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                    FOR THE THREE-MONTH                FOR THE SIX-MONTH
                                                       PERIODS ENDED                     PERIODS ENDED
                                                          APRIL 30,                         APRIL 30,
                                                  ------------------------        ----------------------------
                                                     1999           1998             1999             1998
                                                  ---------      ---------        -----------      -----------
Operating revenues:
    Simulcasting revenues                         $  65,101      $  61,211        $    70,180      $    75,856
    Other operating revenues                         17,780         22,511             42,547           27,769
                                                  ---------      ---------        -----------      -----------
                                                     82,881         83,722            112,727          103,625
Operating expenses:
    Salaries and wages                              132,714        120,233            266,752          240,020
    Depreciation                                    173,859        174,978            347,718          349,958
    Other operating and general expenses            407,174        362,839            658,715          601,273
                                                  ---------      ---------        -----------      -----------

                                                    713,747        658,050          1,273,185        1,191,251
                                                  ---------      ---------        -----------      -----------

      Loss from operations                         (630,866)      (574,328)        (1,160,458)      (1,087,626)

Interest expense                                    (60,145)       (89,814)          (129,123)        (162,162)
Dividend and interest income                         12,918          2,397             20,490            8,877
                                                  ---------      ---------        -----------      -----------

     Net loss before income tax benefit            (678,093)      (661,745)        (1,269,091)      (1,240,911)

Income tax benefit                                  101,000        196,000            190,000          367,000
                                                  ---------      ---------        -----------      -----------

     Net loss                                     $(577,093)     $(465,745)       $(1,079,091)     $  (873,911)
                                                  =========      =========        ===========      ===========

Net loss per common share - basic and diluted     $    (.97)     $    (.78)       $     (1.81)     $     (1.47)
                                                  =========      =========        ===========      ===========

Weighted average common shares
    outstanding--basic and diluted                  595,767        595,767            595,767          595,767
                                                  =========      =========        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 1999            1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                  $(1,079,091)     $(873,911)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                            347,718        349,958
        Deferred income taxes                                   (190,000)      (367,000)
        Changes in current assets and liabilities:
          Accounts receivable                                    201,726        281,542
          Prepaid expenses and other                              (7,369)        12,172
          Accounts payable                                       (41,123)       (32,855)
          Deferred revenue                                       157,673        148,111
          Accrued expenses                                         2,900            567
          Purses payable and simulcast purse fund                301,206        435,722
                                                             -----------      ---------
            Net cash used in operating activities               (306,360)       (45,694)
                                                             -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                         (51,486)       (93,250)
                                                             -----------      ---------
            Net cash used in investing activities                (51,486)       (93,250)
                                                             -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on term debt                                        (112,543)      (142,818)
   Dividends paid                                                (29,789)       (29,789)
                                                             -----------      ---------
            Net cash used in financing activities               (142,332)      (172,607)
                                                             -----------      ---------

Net decrease in cash and cash equivalents                       (500,178)      (311,551)

Cash and cash equivalents, beginning of year                   1,503,240        924,176
                                                             -----------      ---------

Cash and cash equivalents, end of period                     $ 1,003,062      $ 612,625
                                                             ===========      =========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

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

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the April 30, 1999 presentation.

2.       NEW ACCOUNTING STANDARD

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, during the quarter ended January 31, 1999. There was no effect on the financial statements of adopting this standard as of and for the three months and six months ended April 30, 1999.

3.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. The Company recognizes the tax benefit of losses incurred in interim periods outside the racing season, in anticipation of third and fourth quarter income. The Company recognizes allowances against deferred tax assets when it is more likely than not the assets will not be realized.

4.       DEBT REFINANCING

         In April 1999, the Company refinanced and consolidated its term debt on the clubhouse enclosure and simulcasting equipment with a financial institution. The revised term loan agreement calls for a fourteen-and-one-half-year amortization of the principal of $3,103,000 at a fixed rate of 7.79%. Principal and interest is payable monthly in the amount of $30,026. The term loan is collateralized by a first mortgage on the Company's real property facilities, as well as other personal property, and an assignment of the rents from the Company' lease arrangements.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------

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

                  GENERAL

                  Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 1999, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 1998 racing season.

                  The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

                  THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998

                  The net loss from operations before income tax benefit was $678,093 which increased $16,348 from the three months ended April 30, 1998. Salaries and wages increased $12,481, or 10.4%, due mainly to two additional employees and general salary increases ranging from 3% to 7%. Other operating and general expenses increased $44,335 due mainly to increased repairs and maintenance on the grounds and buildings of $6,206, increased utilities of $20,472, and increases in other supplies of $14,689. Interest expense decreased $29,669 due to lower principal amounts outstanding and refinancing and consolidation of the Company's term debt at a lower interest rate during the three months ended April 30, 1999. The interest rate decreased from 8.15% and 8.17% to 7.79% in April 1999. The Company recorded an income tax benefit of $101,000 for the three months ended April 30, 1999 as the Company projects it will record net income for the year ended October 31, 1999. A benefit of $196,000 was recorded for the three months ended April 30, 1998.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------

                  SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998

                  The net loss from operations before income tax benefit was $1,269,091 which increased $28,180 from the six months ended April 30, 1998. The increase is due mainly to increases in salaries and wages of $26,732 and other operating and general expenses of $57,442. Salaries and wages increased due mainly to two additional employees and general salary increases ranging from 3% to 7%. Other operating and general expense increased due mainly to increased repairs and maintenance on the grounds and buildings of $34,075 and increased utilities of $5,321. Interest expense decreased $33,039 due to lower principal amounts outstanding and refinancing and consolidation of the Company's term debt at a lower interest rate. The interest rate decreased from 8.15% and 8.17% to 7.79% in April 1999. The Company recorded an income tax benefit of $190,000 for the six months ended April 30, 1999 as the Company projects it will record net income for the year ended October 31, 1999. A benefit of $367,000 was recorded for the six months ended April 30, 1998.

                  YEAR 2000

                  The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. Accordingly, such computer programs do not distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these computer programs could fail or create erroneous results.

                  The Company is in the process of developing and implementing a plan for the identification and remediation of Year 2000 issues that could affect its business. The identification and remediation plan has five categories: (1) mission critical software, (2) other software, (3) information technology hardware, (4) non-information technology systems, and (5) third party related issues.

                  Mission Critical Software: The Company has identified five mission critical software systems: horseman purse systems, stock transfer systems, general ledger, bank services, and accounts payable systems. In the first quarter of fiscal year 1999, the Company purchased the Accpac for Windows Corporate Series Accounting System. The Accpac Corporate Series, which includes the general ledger, bank services, and accounts payable systems, is represented as Year 2000 compliant. The horseman purse and stock transfer systems have been updated and AccLink, Ltd., has represented these systems are Year 2000 compliant. As of May 1, 1999, the Accpac System has been installed and is fully functional. The initial training for the system has been completed. Cross training among the accounting staff will be completed during the third quarter of fiscal year 1999.

                  Other Software: The Company maintains and periodically updates all other software utilized by it, such as word processing and spreadsheet management. Along with the purchase of the Accpac software, Year 2000 compliant word processing and spreadsheet software was purchased in the first quarter of fiscal year 1999. Installation of Year 2000 compliant software has been completed and is now operational.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------

                  Information Technology Hardware: The Company purchased from ADC Information Technology Services, a Gateway ALR 7200 NT network fileserver in December 1998. Five Pentium II--266 Windows personal computers were also purchased in December 1998. Installation is now complete and the staff is fully trained on its use. Cross training among the staff is currently under way. The NT 4.0 Network System is represented as being Year 2000 compliant.

                  Non-Information Technology Systems: The Company has begun an inventory of all non-information technology systems that may have a material impact on the Company's ability to conduct business in a usual manner. The General Manager of the Company was informed of the need of this requirement, as was the Board of Directors. The Company is performing internal testing and is gathering third party representations as to the system's Year 2000 compliance. This process and required corrections are to be completed by October 31, 1999.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

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

         ITEM 3.  Defaults Upon Senior Securities - None

         ITEM 4.  Submission of Matters to a Vote of Security Holders - None

         ITEM 5.  Other Information - None

         ITEM 6.  Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - None

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SCIOTO DOWNS, INC.
                                            ------------------------------------
                                                         Registrant

DATE:                                       BY:
     -------------                              --------------------------------
                                                Robert S. Steele, President

DATE:                                       BY:
     -------------                              --------------------------------
                                                Robert E. Suchy, Controller
                                                and Principal Accounting Officer