Form 10-Q
period 1999-07-31
SCIOTO DOWNS INC
filed 1999-09-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1999
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

        Commission File Number     0-1365
                               ---------------------------------

                               SCIOTO DOWNS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                         31-4440550
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

The number of common shares outstanding at September 10, 1999:
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGES
                                                                           -----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets at July 31, 1999, October 31, 1998
              and July 31, 1998                                             1-2

            Statements of Operations for the three-month and nine-month
              periods ended July 31, 1999 and 1998                           3

            Statements of Cash Flows for the nine-month periods ended
              July 31, 1999 and 1998                                         4

            Notes to Financial Statements                                    5

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     6-9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                10

   Item 2.  Changes in Securities                                            10

   Item 3.  Defaults Upon Senior Securities                                  10

   Item 4.  Submission of Matters to a Vote of Security Holders              10

   Item 5.  Other Information                                                10

   Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                             JULY 31,      OCTOBER 31,       JULY 31,
                                               1999           1998             1998
                                           -----------     -----------     -----------
                                           (UNAUDITED)                     (UNAUDITED)
                ASSETS

Current assets:
   Cash and cash equivalents               $ 1,640,750     $ 1,503,240     $ 1,811,064
   Accounts receivable, affiliate              161,498         248,375         404,066
   Accounts receivable, trade                  196,563          20,977          49,883
   Prepaid expenses and other                   74,050          77,729          43,339
   Investment in joint venture                  97,126          97,126          95,089
   Deferred tax asset                           50,000              --              --
                                           -----------     -----------     -----------

     Total current assets                    2,219,987       1,947,447       2,403,441
                                           -----------     -----------     -----------

Property and equipment, at cost             20,127,970      20,016,643      20,030,893
   Less accumulated depreciation            13,908,420      13,386,843      13,216,343
                                           -----------     -----------     -----------

     Total property and equipment, net       6,219,550       6,629,800       6,814,550
                                           -----------     -----------     -----------

     Total assets                          $ 8,439,537     $ 8,577,247     $ 9,217,991
                                           ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

CONTINUED

SCIOTO DOWNS, INC.
BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                        JULY 31,        OCTOBER 31,       JULY 31,
                                                          1999             1998             1998
                                                       ----------       -----------      ----------
                                                       (UNAUDITED)                       (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                             $  159,784       $   41,123       $  553,245
   Dividends payable                                       29,789           29,789               --
   Current maturities, term debt                          120,618          281,237          277,505
   Accrued expenses                                       180,267          217,911          245,946
   Purses payable and simulcast purse fund                736,144          495,055          454,542
                                                       ----------       ----------       ----------

        Total current liabilities                       1,226,602        1,065,115        1,531,238
                                                       ----------       ----------       ----------

Minimum pension liability                                 115,771          115,771          105,121
                                                       ----------       ----------       ----------

Net deferred income taxes                                  43,342           43,342           28,994
                                                       ----------       ----------       ----------

Term debt, net of current maturities                    2,943,843        2,925,113        3,050,604
                                                       ----------       ----------       ----------

Stockholders' equity:
   Common stock, $1.05 par value per share, issued
     and outstanding, 595,767 shares                      625,555          625,555          625,555
   Capital in excess of par value                       2,037,300        2,037,300        2,037,300
   Retained earnings                                    1,515,934        1,833,861        1,898,959
   Pension liability adjustment, net of taxes             (68,810)         (68,810)         (59,780)
                                                       ----------       ----------       ----------

        Total stockholders' equity                      4,109,979        4,427,906        4,502,034
                                                       ----------       ----------       ----------

        Total liabilities and stockholders' equity     $8,439,537       $8,577,247       $9,217,991
                                                       ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                         3 MONTH PERIOD ENDED              9 MONTH PERIOD ENDED
                                                        7/31/99          7/31/98          7/31/99          7/31/98
                                                      ----------       ----------       ----------       ----------
Operating revenues:
   Pari-mutuel commissions and breakage               $6,189,260       $6,108,475       $6,189,260       $6,108,475
     Less pari-mutuel taxes                              973,408          924,072          973,408          924,072
                                                      ----------       ----------       ----------       ----------
                                                       5,215,852        5,184,403        5,215,852        5,184,403

   Export signal revenue                                 254,762          201,545          254,762          201,545
   Admissions                                            212,674          184,829          212,674          184,829
   Simulcasting shared revenue                                --               --           70,180           75,856
   Concessions, program, parking, and other              527,431          634,327          527,431          662,096
   Entry fees and purse monies added by others           658,608          550,963          658,608          550,963
   Rental income from leased facilities                  128,345          106,621          154,345          106,621
   Pari-mutuel tax abatement earned                      259,455          253,392          259,455          253,392
   Other operating revenues                               15,555                            32,102               --
                                                      ----------       ----------       ----------       ----------
                                                       7,272,682        7,116,080        7,385,409        7,219,705

Operating expenses:
   Purses                                              3,327,719        3,050,817        3,327,719        3,050,817
   Salaries and wages                                    835,906          843,321        1,102,658        1,083,341
   Simulcasting fees                                     679,827          619,595          679,827          619,595
   Depreciation and amortization                         173,859          174,979          521,577          524,937
   Other operating and general                         1,274,116        1,040,593        1,932,831        1,641,866
                                                      ----------       ----------       ----------       ----------
                                                       6,291,427        5,729,305        7,564,612        6,920,556

Income (loss) from racing operations                     981,255        1,386,775         (179,203)         299,149

Interest expense                                         (60,731)         (69,929)        (189,854)        (232,091)
Dividend and interest income                              10,429            1,323           30,919           10,200
                                                      ----------       ----------       ----------       ----------

Income (loss) before income tax (expense) benefit        930,953        1,318,169         (338,138)          77,258

Income tax (expense) benefit                            (140,000)        (396,000)          50,000          (29,000)
                                                      ----------       ----------       ----------       ----------

Net income (loss)                                     $  790,953       $  922,169       $ (288,138)      $   48,258
                                                      ----------       ----------       ----------       ----------

Net income (loss) per common share                    $     1.33       $     1.55       $    (0.48)      $     0.08
                                                      ----------       ----------       ----------       ----------

Dividends per common share                            $     0.05       $     0.05       $     0.05       $     0.05
                                                      ----------       ----------       ----------       ----------

Weighted average shares outstanding,
   basic and diluted                                     595,767          595,767          595,767          595,767
                                                      ----------       ----------       ----------       ----------

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                       1999           1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net (loss) income                                               $ (288,138)     $   48,258
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
        Depreciation and amortization                                 521,577         524,937
        Changes in current assets and liabilities:
          Accounts receivable, affiliate                              107,854        (120,200)
          Accounts receivable, trade                                 (196,563)        (49,883)
          Prepaid expenses and other                                    3,679          16,476
          Accounts and purses payable and simulcast purse fund        359,750         744,025
          Accrued expenses                                            (37,644)         64,543
          Deferred income taxes                                       (50,000)             --
                                                                   ----------      ----------
            Net cash provided by operating activities                 420,515       1,228,156
                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                          (111,327)       (114,250)
                                                                   ----------      ----------
            Net cash used in investing activities                    (111,327)       (114,250)
                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on term debt                                             (141,889)       (167,440)
   Cash dividends paid                                                (29,789)        (59,578)
                                                                   ----------      ----------
            Net cash used in financing activities                    (171,678)       (227,018)
                                                                   ----------      ----------

Net increase in cash and cash equivalents                             137,510         886,888

Cash and cash equivalents, beginning of period                      1,503,240         924,176
                                                                   ----------      ----------

Cash and cash equivalents, end of period                           $1,640,750      $1,811,064
                                                                   ==========      ==========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------


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

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the July 31, 1999 presentation.

2.       NEW ACCOUNTING STANDARD

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, during the quarter ended January 31, 1999. There was no effect on the financial statements of adopting this standard as of and for the three months and nine months ended July 31, 1999.

3.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions.

4.       DEBT REFINANCING

         In April 1999, the Company refinanced and consolidated its term debt on the clubhouse enclosure and simulcasting equipment with a financial institution. The revised term loan agreement calls for a fourteen-and-one-half-year amortization of the principal of $3,103,000 at a fixed rate of 7.79%. Principal and interest is payable monthly in the amount of $30,026. The term loan is collateralized by a first mortgage on the Company's real property facilities, as well as other personal property, and an assignment of the rents from the Company's lease arrangements.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION, CONTINUED

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

                  GENERAL

                  Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 1999, the Company continued to service the debt on the clubhouse and the simulcasting equipment with funds generated during the 1999 racing season.

                  The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

                  THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED JULY 31, 1998

                  Income (loss) from racing operations was $930,953, which was a decrease of $386,816 or 29.3%. The decrease resulted from a rise in operating expenses of $562,122, offset by an increase in operating revenues of $156,602.

                  Operating revenues increased primarily due to an increase in entry fees and purses monies added by others $107,645, from sires stakes entry fees and an increase of $53,217, in the simulcasting export signal revenue, which is an increase in the number of racetracks receiving Scioto Downs' signal and paying commissions for doing so.

                  Operating expenses increased primarily due to an increase of purse expense of $276,902, offset by a reduction in salaries and wages of $7,415, resulting from the employment of fewer pari-mutuel clerks and a reduction in the administrative staff. Simulcasting fees increased $60,232, due to an increase in the total handle of imported races into the facility. Interest expense decreased $9,198 due to the refinancing of the clubhouse and simulcasting equipment note completed in April 1999.

                  The Company recorded income tax expense of $156,000 and $396,000 for the three months ended July 31, 1999 and 1998, respectively. The expense has been recorded at the anticipated effective tax rates for fiscal years 1999 and 1998, respectively.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------


                  NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998

                  Net loss from racing operations was $179,203 which was a decrease of $478,352, or 159.9%. The decrease resulted from an increase in operating revenues of $165,704, and a rise in operating expenses of $644,056.

                  Operating revenues increased due to an increase in export signal revenue of $53,217, earned from an increase in the number of racetracks receiving Scioto Downs' signal, an overall increase in admissions received of $27,845, and an increase of entry fees received from horses entered by $107,645. Net pari-mutuel commissions and breakage increased by $31,449. Other operating revenues increased $32,102. However, these increases were offset by a decrease in concessions, program, parking, and other of $134,665.

                  Operating expenses increased primarily due to an increase in purse expense of $276,902 and an increase in salaries and wages of $19,317 due to an increase in administrative staffing. Other operating and general expenses increased $290,965 due mainly to increases in the use of outside consultants in the implementation of new Year 2000 compliant software, accounting fees and other miscellaneous expense items. Simulcasting fees paid by the Company increased by $60,232. Interest expense decreased $42,237 due to the refinancing of the clubhouse and simulcasting equipment note completed in April 1999.

                  The Company recorded an income tax benefit of $50,000 and an expense of $29,000 for the nine months ended July 31, 1999 and 1998, respectively. The expense (benefit) has been recorded at the anticipated effective tax rates for fiscal years 1999 and 1998, respectively.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities was $420,515 for the nine months ended July 31, 1999 as compared to cash provided by operations of $1,228,156 for the nine months ended July 31, 1998. The decrease of $807,641 in cash provided by operating activities was a result of a decrease in income (loss) from racing operations of $478,352 and an increase in accounts and purses payable and simulcast purse fund of $359,750.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------


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

                  Mission Critical Software: The Company has identified five mission critical software systems: horseman purse systems, stock transfer systems, general ledger, bank services, and accounts payable systems. In the first quarter of fiscal year 1999, the Company purchased the Accpac for Windows Corporate Series Accounting System. The Accpac Corporate series has represented it is Year 2000 compliant. As of May 1, 1999, the Accpac software has been installed and is fully functional. The initial and cross training among administrative staff has been completed.

                  Other Software: The Company maintains and periodically updates all other software utilized by it, such as word processing and spreadsheet management. Along with the purchase of the Accpac software, Year 2000 compliant word processing and spreadsheet software was purchased in the first quarter of fiscal year 1999. Installation of this software has been completed and is now operating.

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

                  Non-Information Technology Systems: The Company has begun an inventory of all non-information technology systems that may have a material impact on the Company's ability to conduct business in a usual manner. The General Manager of the Company was informed of the need of this requirement, as was the Board of Directors. The Company will be performing internal testing and is gathering third party representation as to the system's Year 2000 compliance. This process and required corrections are to be completed by October 31, 1999.

SCIOTO DOWNS, INC.
OTHER INFORMATION
--------------------------------------------------------------------------------


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

         ITEM 3.  Defaults Upon Senior Securities - None

         ITEM 4.  Submission of Matters to a Vote of Security Holders - None

         ITEM 5.  Other Information - None

         ITEM 6.  Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - None

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SCIOTO DOWNS, INC.
                                        ------------------------------------
                                                     Registrant

DATE:  9/14/99                          BY: /s/ Robert S. Steele
      ---------------                       --------------------------------
                                            Robert S. Steele, President



DATE:  9/14/99                          BY: /s/ Robert E. Suchy
      ---------------                       --------------------------------
                                            Robert E. Suchy, Controller
                                            and Principal Accounting Officer