Form 10-Q
period 2000-01-31
SCIOTO DOWNS INC
filed 2000-03-15
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

         Commission File Number 0-1365
                                -----------------------------------------------
                               SCIOTO DOWNS, INC.
         ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         31-4440550
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO 43207
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The number of common shares outstanding at March 14, 2000:
                                             595,767, par value $1.05
                                             ------------------------

SCIOTO DOWNS, INC.
INDEX
--------------------------------------------------------------------------------

                                                                           PAGES
                                                                           -----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

         Balance Sheets at January 31, 2000, October 31, 1999
           and January 31, 1999                                             1-2

         Statements of Operations for the three month periods ended
           January 31, 2000 and 1999                                        3

         Statements of Cash Flows for the three month periods ended
           January 31, 2000 and 1999                                        4

         Notes to Financial Statements                                      5

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        6

 Item 3. Quantitative and Qualitative Disclosures about Market Risk         6

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                  7

 Item 2. Changes in Securities                                              7

 Item 3. Defaults Upon Senior Securities                                    7

 Item 4. Submission of Matters to a Vote of Security Holders                7

 Item 5. Other Information                                                  7

 Item 6. Exhibits and Reports on Form 8-K                                   7

SIGNATURES                                                                  8

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                                                           JANUARY 31,         OCTOBER 31,        JANUARY 31,
                                                              2000                1999                1999
                                                        ------------------  ------------------  -----------------
                                                           (UNAUDITED)                            (UNAUDITED)
                           ASSETS

Current assets:
   Cash and cash equivalents                                  $   475,697         $ 1,235,461        $   506,610
   Restricted cash                                                624,881             288,591            454,391
   Accounts receivable, net of allowance for
     doubtful accounts of $127,864 at
     January 31, 2000 and October 31, 1999                              -              53,614             21,741
   Prepaid expenses and other                                      50,546              37,785             72,436
   Deferred income taxes                                           78,000                   -             89,000
                                                        ------------------  ------------------  -----------------

     Total current assets                                       1,229,124           1,615,451          1,144,178
                                                        ------------------  ------------------  -----------------

Property and equipment, at cost                                20,207,977          20,110,895         20,040,185
   Less accumulated depreciation                               14,035,264          13,902,577         13,560,702
                                                        ------------------  ------------------  -----------------

     Total property and equipment                               6,172,713           6,208,318          6,479,483
                                                        ------------------  ------------------  -----------------

Accounts receivable - related party                               548,013             483,654            268,117
Investment in joint venture                                        60,812              60,812             97,126
                                                        ------------------  ------------------  -----------------

     Total assets                                             $ 8,010,662         $ 8,368,235        $ 7,988,904
                                                        ------------------  ------------------  -----------------

CONTINUED

SCIOTO DOWNS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                JANUARY 31,       OCTOBER 31,       JANUARY 31,
                                                                   2000              1999              1999
                                                              ----------------  ----------------  ----------------
                                                                (UNAUDITED)                         (UNAUDITED)
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                                         $   66,182        $  185,542        $   48,228
   Current maturities, term debt                                      130,917           123,700           285,047
   Accrued expenses                                                   208,766           265,069           185,601
   Purses payable and simulcast purse fund                            666,698           346,517           539,661
                                                              ----------------  ----------------  ----------------

       Total current liabilities                                    1,072,563           920,828         1,058,537
                                                              ----------------  ----------------  ----------------

Minimum pension liability                                             186,770           186,770           115,771

Deferred income taxes                                                  30,637            30,637            43,342

Term debt, net of current maturities                                2,876,397         2,911,513         2,845,725

Stockholders' equity:
   Common stock, $1.05 par value per share, issued
     and outstanding, 595,767 shares                                  625,555           625,555           625,555
   Capital in excess of par value of stock                          2,037,300         2,037,300         2,037,300
   Retained earnings                                                1,298,208         1,772,400         1,331,484
   Pension liability adjustment, net of taxes                        (116,768)         (116,768)          (68,810)
                                                              ----------------  ----------------  ----------------

       Total stockholders' equity                                   3,844,295         4,318,487         3,925,529
                                                              ----------------  ----------------  ----------------

       Total liabilities and stockholders' equity                  $8,010,662        $8,368,235        $7,988,904
                                                              ----------------  ----------------  ----------------


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        2000             1999

Operating revenues, other                                                               $  38,917         $  24,767
                                                                                   ---------------  ----------------
Operating expenses:
   Salaries and wages                                                                     114,372           134,038
   Depreciation                                                                           132,687           173,859
   Other operating and general expense                                                    268,174           251,541
                                                                                   ---------------  ----------------

                                                                                          515,233           559,438
                                                                                   ---------------  ----------------

     Loss from operations                                                                (476,316)         (534,671)

Net interest expense                                                                      (46,088)          (56,706)
                                                                                   ---------------  ----------------

     Net loss before income tax benefit                                                  (522,404)         (591,377)

Income tax benefit                                                                         78,000            89,000
                                                                                   ---------------  ----------------

     Net loss                                                                          $ (444,404)       $ (502,377)
                                                                                   ---------------  ----------------

Net loss per common share - basic and diluted                                          $     (.75)       $     (.84)
                                                                                   ---------------  ----------------

Weighted average common shares outstanding--basic and diluted                             595,767           595,767
                                                                                   ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $ (444,404)     $ (502,377)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                                       132,687         173,859
     Changes in assets and liabilities:
       Deferred income taxes                                                              (78,000)        (89,000)
       Accounts receivable                                                                 53,614         (20,506)
       Accounts receivable, related party                                                 (64,359)              -
       Prepaid expenses and other                                                         (12,761)          5,293
       Accounts payable and purses payable and simulcast purse fund                       200,823           7,105
       Accrued expenses                                                                   (56,303)         12,296
                                                                                     -------------  --------------
         Net cash used in operating activities                                           (268,703)       (413,330)
                                                                                     -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net restricted cash receipts                                                          (336,290)              -
   Purchase of equipment                                                                  (97,084)        (23,542)
                                                                                     -------------  --------------
         Net cash used in investing activities                                           (433,374)        (23,542)
                                                                                     -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                         (29,788)        (29,789)
   Payments on term debt                                                                  (27,899)        (75,578)
                                                                                     -------------  --------------
         Net cash used in financing activities                                            (57,687)       (105,367)
                                                                                     -------------  --------------

Net decrease in cash and cash equivalents                                                (759,764)       (542,239)

Cash and cash equivalents, beginning of period                                          1,235,461       1,048,849
                                                                                     -------------  --------------

Cash and cash equivalents, end of period                                               $  475,697      $  506,610
                                                                                     -------------  --------------


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------



1.       BASIS OF PRESENTATION

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature. Operating results for the quarter ended January 31, 2000 reflect adjustments to reduce previously recorded estimates of operating expenses of approximately $117,000.

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs, Inc.'s (the Company) annual report on Form 10-K. Reference should be made to the Company's 1999 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions.

3.       COMMITMENTS AND CONTINGENCIES

         At January 31, 2000 and October 31, 1999, the Company has an outstanding receivable from its concessionaire of $127,864. The Company is in dispute with the concessionaire and has fully reserved the receivable as of January 31, 2000 and October 31, 1999. Under the agreement with the concessionaire, the Company is obligated to purchase certain equipment and licenses if it terminates the agreement. The purchase price would be $365,222 and $433,967 as of January 31, 2000 and October 31, 1999, respectively. As of March 8, 2000, the concessionaire has proposed termination of the contract. Ongoing negotiations with the concessionaire are taking place.

SCIOTO DOWNS, INC.
MANAGEMENT'S DISCUSSION
FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION, cont.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 2000 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

              GENERAL

              Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first quarter of 2000, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 1999 racing season.

              The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

              THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

              Salaries and wages decreased by $19,666 to $114,372 for the three months ended January 31, 2000 from $134,038 for the three months ended January 31, 1999. The decrease was due primarily to having one less office employee. Operating and general expense increased by $16,633 due mainly to increases in utilities, professional fees, and pension expense. Included in the net increase in operating and general expense is a recovery of approximated $54,000 in simulcasting purse pool funds from the Ohio Racing Commission.

              The income tax benefit decreased to $78,000 from $89,000 for the three months ended January 31, 2000 and 1999, respectively, as a result of the decrease in net loss before taxes. The Company provides for income taxes based on the effective tax rate expected for the full year.


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

     ITEM 3.  Defaults Upon Senior Securities - None

     ITEM 4.  Submission of Matters to a Vote of Security Holders - None

     ITEM 5.  Other Information - None

     ITEM 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits - Exhibit #27 - Financial Data Schedule

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SCIOTO DOWNS, INC.
                                             -------------------------------
                                                       Registrant


DATE:         March 15, 2000                 BY:  Robert S. Steele
          --------------------------            ----------------------------
                                                 Robert S. Steele, President



DATE:         March 15, 2000                 BY:  Richard J. Fiore
          --------------------------            ----------------------------
                                                 Richard J. Fiore
                                                 Chief Financial Officer