Form 10-Q
period 2000-04-30
SCIOTO DOWNS INC
filed 2000-06-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2000
                               -------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

         Commission File Number 0-1365
                                -----------------------------------------------

                               SCIOTO DOWNS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                        31-4440550
------------------------------------        ----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO 43207
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 491-2515
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ------       ------

The number of common shares outstanding at June 14, 2000:
                                           -------------

                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.

INDEX

--------------------------------------------------------------------------------

                                                                                  PAGES
                                                                                  -----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

         Balance Sheets at April 30, 2000, October 31, 1999
          and April 30, 1999                                                       1-2

         Statements of Operations for the three-month and six-month periods
          ended April 30, 2000 and 1999                                             3

         Statements of Cash Flows for the six-month periods ended
          April 30, 2000 and 1999                                                   4

         Notes to Financial Statements                                              5

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             6

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk               6

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                        7

  Item 2.  Changes in Securities                                                    7

  Item 3.  Defaults Upon Senior Securities                                          7

  Item 4.  Submission of Matters to a Vote of Security Holders                      7

  Item 5.  Other Information                                                        7

  Item 6.  Exhibits and Reports on Form 8-K                                         7

SIGNATURES                                                                          8


SCIOTO DOWNS, INC.

BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS


                                                             APRIL 30,       OCTOBER 31,         APRIL 30,
                                                               2000             1999               1999
                                                            ----------       -----------        -----------
                                                            (UNAUDITED)                         (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                $   276,604       $ 1,235,461      $    188,647
  Restricted cash                                            1,023,649           288,591           814,415
  Accounts receivable, net of allowance for doubtful
    accounts of $127,864 at April 30, 2000
    and October 31, 1999                                         6,875            53,614            22,061
  Prepaid expenses and other                                    61,402            37,785            85,098
  Deferred income taxes                                        179,484                 -           190,000
                                                           -----------       -----------      ------------
    Total current assets                                     1,548,014         1,615,451         1,300,221
                                                           -----------       -----------      ------------

Property and equipment, at cost                             20,258,859        20,110,895        20,068,129
  Less accumulated depreciation                            (14,173,227)      (13,902,577)       13,734,561
                                                           -----------       -----------      ------------

    Total property and equipment, net                        6,085,632         6,208,318         6,333,568
                                                           -----------       -----------      ------------

Accounts receivable-related party                              411,351           483,654            45,565
Investments in joint venture                                    90,812            60,812            97,126
                                                           -----------       -----------      ------------
    Total assets                                           $ 8,135,809       $ 8,368,235      $  7,776,480
                                                           ===========       ===========      ============

CONTINUED



SCIOTO DOWNS, INC.

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------
                                                         APRIL 30,      OCTOBER 31,       APRIL 30,
                                                           2000             1999             1999
                                                       -----------      -----------      -----------
                                                       (UNAUDITED)                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, trade                              $   214,865     $   185,542       $         -
  Current maturities, term debt                            130,612         123,700           288,829
  Accrued expenses                                         244,667         265,069           220,811
  Deferred revenue                                         163,243               -           157,673
  Purses payable and simulcast purse fund                1,047,735         346,517           796,261
                                                       -----------     -----------       -----------
     Total current liabilities                           1,801,122         920,828         1,463,574
                                                       -----------     -----------       -----------

Minimum pension liability                                  186,770         186,770           115,771

Deferred income taxes                                       30,637          30,637            43,342

Term debt, net of current maturities                     2,845,651       2,911,513         2,804,978

Stockholders' equity:
  Common stock, $1.05 par value per share, issued
    and outstanding: 595,767 shares                        625,555         625,555           625,555
  Capital in excess of par value of stock                2,037,300       2,037,300         2,037,300
  Retained earnings                                        725,542       1,772,400           754,770
  Pension liability adjustment, net of taxes              (116,768)       (116,768)          (68,810)
                                                       -----------     -----------       -----------
     Total stockholders' equity                          3,271,629       4,318,487         3,348,815
                                                       -----------     -----------       -----------
     Total liabilities and stockholders' equity        $ 8,135,809     $ 8,368,235       $ 7,776,480
                                                       ===========     ===========       ===========




   The accompanying notes are an integral part of these financial statements.


SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2000 AND 1999
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                         FOR THE THREE-MONTH           FOR THE SIX-MONTH
                                                             PERIODS ENDED               PERIODS ENDED
                                                                APRIL 30,                   APRIL 30,
                                                   ----------------------------   -----------------------------
                                                        2000            1999           2000             1999
                                                   ------------    -----------    ------------     ------------
Operating revenues:
  Simulcasting revenues                            $     68,891    $    65,101    $     68,891     $     70,180
  Other operating revenues                                4,958         17,780          43,875           42,547
                                                   ------------    -----------    ------------     ------------
                                                         73,849         82,881         112,766          112,727
Operating expenses:
  Salaries and wages                                    140,063        132,714         254,435          266,752
  Depreciation                                          137,963        173,859         270,650          347,718
  Other operating and general expenses                  425,030        407,174         693,204          658,715
                                                   ------------    -----------    ------------     ------------

                                                        703,056        713,747       1,218,289        1,273,185
                                                   ------------    -----------    ------------     ------------

    Loss from operations                               (629,207)      (630,866)     (1,105,523)      (1,160,458)

Net interest expense                                    (44,944)       (47,227)        (91,032)        (108,633)
                                                   ------------    -----------    ------------     ------------

    Net loss before income tax benefit                 (674,151)      (678,093)     (1,196,555)      (1,269,091)

Income tax benefit                                      101,484        101,000         179,484          190,000
                                                   ------------    -----------    ------------     ------------

    Net loss                                       $   (572,667)   $  (577,093)   $ (1,017,071)    $ (1,079,091)
                                                   ============    ===========    ============     ============

Net loss per common share - basic and diluted      $       (.96)   $      (.97)   $      (1.71)    $      (1.81)
                                                   ============    ===========    ============     ============

Weighted average common shares
  outstanding--basic and diluted                        595,767        595,767         595,767          595,767
                                                   ============    ===========    ============     ============

   The accompanying notes are an integral part of these financial statements.


SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2000 AND 1999 (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                               2000            1999
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                               $  (1,017,071)  $  (1,079,091)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                             270,650         347,718
     Deferred income taxes                                                    (179,484)       (190,000)
     Changes in current assets and liabilities:
       Accounts receivable                                                     119,042         201,726
       Prepaid expenses and other                                              (23,617)         (7,369)
       Accounts payable                                                         29,323         (41,123)
       Deferred revenue                                                        163,243         157,673
       Accrued expenses                                                        (20,402)          2,900
       Purses payable and simulcast purse fund                                 701,218         301,206
                                                                         -------------   -------------
         Net cash provided by (used in) operating activities                    42,902        (306,360)
                                                                         -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net restricted cash receipts                                                (735,058)       (360,024)
  Purchase of equipment                                                       (147,964)        (51,486)
  Investment in joint venture                                                  (30,000)              -
                                                                         -------------   -------------
         Net cash used in investing activities                                (913,022)       (411,510)
                                                                         -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term debt                                                        (58,950)       (112,543)
  Dividends paid                                                               (29,787)        (29,789)
                                                                         -------------   -------------
         Net cash used in financing activities                                 (88,737)       (142,332)
                                                                         -------------   -------------

Net decrease in cash and cash equivalents                                     (958,857)       (860,202)

Cash and cash equivalents, beginning of period                               1,235,461       1,048,849
                                                                         -------------   -------------
Cash and cash equivalents, end of period                                 $     276,604   $     188,647
                                                                         =============   =============

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

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

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the April 30, 2000 presentation.

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

3.       COMMITMENTS AND CONTINGENCIES

         At April 30, 2000 and October 31, 1999, the Company has an outstanding receivable from its former concessionaire of $127,864. The Company is in dispute with the former concessionaire and has fully reserved the receivable as of April 30, 2000 and October 31, 1999. Under the agreement with the former concessionaire, the Company is obligated to purchase certain equipment and licenses if it terminates the agreement.

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

                  GENERAL

                  Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 2000, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 1999 racing season.

                  The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

                  THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999

                  The net loss from operations before income tax benefit was $674,151, which was a decrease of $3,942 from the three months ended April 30, 1999. The decrease is due to an increase in other miscellaneous income of $12,822, an increase in salaries and wages relating to higher salaries versus the April 1999 quarter, a reduction in depreciation expense because of certain assets being fully depreciated and an increase of $17,856 in other operating and general expenses.

                  SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1999

                  The net loss from operations before income tax benefit was $1,196,555, which decreased from the six months ended April 30, 1999 by $72,536. The decrease in the net loss before taxes is principally due to a reduction in depreciation expense of $77,068 because of certain assets being fully depreciated versus the prior year, and an increase in other operating and general expenses of $34,489.

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

     ITEM 3.       Defaults Upon Senior Securities - None

     ITEM 4.       Submission of Matters to a Vote of Security Holders - None

     ITEM 5.       Other Information - None

     ITEM 6.       Exhibits and Reports on Form 8-K:

                   (a)      Exhibits - Exhibit #27 - Financial Data Schedule.

                   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCIOTO DOWNS, INC.
                                            ----------------------------------
                                                Registrant

DATE:     June 14, 2000                     BY: /s/ Edward T. Ryan
          --------------------------            ------------------------------
                                                Edward T. Ryan, President



DATE:     June 14, 2000                     BY: /s/ Richard J. Fiore
          ---------------------------           ------------------------------
                                                Richard J. Fiore
                                                Chief Financial Officer