Form 10-Q
period 2000-07-31
SCIOTO DOWNS INC
filed 2000-09-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

                Commission File Number    0-1365
                                      --------------------------------------
                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                      31-4440550
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO         43207
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

Yes  [X]     No [ ]

The number of common shares outstanding at September 10, 2000:
                            595,767, par value $1.05

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------
                                                                        PAGES
                                                                        -----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets at July 31, 2000, October 31, 1999
            and July 31, 1999                                               1-2

           Statements of Operations for the three-month and nine-month
             periods ended July 31, 2000 and 1999                            3

           Statements of Cash Flows for the nine months ended
            July 31, 2000 and 1999                                           4

           Notes to Financial Statements                                     5

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       6-7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  8

  Item 2.  Changes in Securities                                              8

  Item 3.  Defaults Upon Senior Securities                                    8

  Item 4.  Submission of Matters to a Vote of Security Holders                8

  Item 5.  Other Information                                                  8

  Item 6.  Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                    9

SCIOTO DOWNS, INC.

BALANCE SHEETS

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                                               JULY 31,            OCTOBER 31,           JULY 31,
                                                                2000                 1999                   1999
                                                            ------------          ------------          ------------
                                                             (UNAUDITED)                               (UNAUDITED)

                   ASSETS

Current assets:
  Cash and cash equivalents                                $  1,182,834          $  1,235,461          $  1,099,729
  Restricted cash                                               351,339               288,591               541,021
  Accounts receivable, net of allowance for
    doubtful accounts of $127,864 at July 31,
    2000 and October 31, 1999                                   180,569                53,614               196,563
  Prepaid expenses and other                                     61,847                37,785                74,050
  Deferred tax asset                                             47,058                  --                  50,000
                                                           ------------          ------------          ------------

    Total current assets                                      1,823,647             1,615,451             1,961,363
                                                           ------------          ------------          ------------

Property and equipment, at cost                              20,334,726            20,110,895            20,127,970
  Less accumulated depreciation                             (14,312,966)          (13,902,577)          (13,908,420)
                                                           ------------          ------------          ------------

    Total property and equipment, net                         6,021,760             6,208,318             6,219,550
                                                           ------------          ------------          ------------

Accounts receivable--related party                              482,177               483,654               161,498
Investment in joint venture                                      90,812                60,812                97,126
                                                           ------------          ------------          ------------

    Total assets                                           $  8,418,396          $  8,368,235          $  8,439,537
                                                           ============          ============          ============

CONTINUED

SCIOTO DOWNS, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                JULY 31,           OCTOBER 31,           JULY 31,
                                                                  2000                 1999                1999
                                                              -----------          -----------          -----------
                                                              (UNAUDITED)                               (UNAUDITED)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable--trade                                     $   177,078          $   185,542          $   159,784
  Dividends payable                                                  --                   --                 29,789
  Current maturities, term debt                                   133,217              123,700              120,618
  Accrued expenses                                                338,922              265,069              180,267
  Purses payable and simulcast purse fund                         718,369              346,517              736,144
                                                              -----------          -----------          -----------

    Total current liabilities                                   1,367,586              920,828            1,226,602
                                                              -----------          -----------          -----------

Minimum pension liability                                         186,770              186,770              115,771
                                                              -----------          -----------          -----------

Net deferred income taxes                                          30,637               30,637               43,342
                                                              -----------          -----------          -----------

Term debt, net of current maturities                            2,811,366            2,911,513            2,943,843
                                                              -----------          -----------          -----------

Stockholders' equity:
  Common stock, $1.05 par value per share, issued
    and outstanding, 595,767 shares                               625,555              625,555              625,555
  Capital in excess of par value                                2,037,300            2,037,300            2,037,300
  Retained earnings                                             1,475,950            1,772,400            1,515,934
  Pension liability adjustment, net of taxes                     (116,768)            (116,768)             (68,810)
                                                              -----------          -----------          -----------

    Total stockholders' equity                                  4,022,037            4,318,487            4,109,979
                                                              -----------          -----------          -----------

     Total liabilities and stockholders' equity               $ 8,418,396          $ 8,368,235          $ 8,439,537
                                                              -----------          -----------          -----------

         The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        FOR THE THREE-MONTH               FOR THE NINE-MONTH
                                                                           PERIODS ENDED                     PERIODS ENDED
                                                                             JULY 31,                           JULY 31,
                                                                  -----------------------------       -----------------------------
                                                                      2000              1999              2000             1999
                                                                  -----------       -----------       -----------       -----------

Operating revenues:
  Pari-mutuel commissions and breakage                            $ 6,025,407       $ 6,189,260       $ 6,025,407       $ 6,189,260
    Less pari-mutuel taxes                                            925,064           973,408           925,064           973,408
                                                                  -----------       -----------       -----------       -----------
                                                                    5,100,343         5,215,852         5,100,343         5,215,852

  Export signal revenue                                               267,855           254,762           267,855           254,762
  Admissions                                                          115,542           212,674           115,542           212,674
  Simulcasting shared revenue                                            --                --              68,891            70,180
  Concessions, program, parking, and other                            410,970           527,431           410,970           527,431
  Entry fees and purse monies added by others                         746,270           658,608           746,270           658,608
  Rental income from leased facilities                                145,305           128,345           145,305           154,345
  Pari-mutuel tax abatement earned                                    201,110           259,455           201,110           259,455
  Other operating revenues                                             42,930            15,555            86,805            32,102
                                                                  -----------       -----------       -----------       -----------

                                                                    7,030,325         7,272,682         7,143,091         7,385,409
                                                                  -----------       -----------       -----------       -----------

Operating expenses:
  Purses                                                            2,957,929         3,327,719         2,957,929         3,327,719
  Salaries and wages                                                  896,020           835,906         1,150,455         1,102,658
  Simulcasting fees                                                   678,630           679,827           678,630           679,827
  Depreciation and amortization                                       139,739           173,859           410,389           521,577
  Other operating and general                                       1,455,709         1,274,116         2,148,913         1,932,831
                                                                  -----------       -----------       -----------       -----------

                                                                    6,128,027         6,291,427         7,346,316         7,564,612
                                                                  -----------       -----------       -----------       -----------

Income (loss) from racing operations                                  902,298           981,255          (203,225)         (179,203)

Interest expense                                                      (59,880)          (60,731)         (177,910)         (189,854)
Dividend and interest income                                           40,417            10,429            67,415            30,919
                                                                  -----------       -----------       -----------       -----------

Income (loss) before income tax (expense) benefit                     882,835           930,953          (313,720)         (338,138)

Income tax (expense) benefit                                         (132,426)         (140,000)           47,058            50,000
                                                                  -----------       -----------       -----------       -----------

Net income (loss)                                                 $   750,409       $   790,953       $  (266,662)      $  (288,138)
                                                                  -----------       -----------       -----------       -----------

Net income (loss) per common share                                $      1.26       $      1.33       $      (.45)      $      (.48)
                                                                  -----------       -----------       -----------       -----------

Dividends per common share                                        $      --         $       .05       $      --         $       .05
                                                                  -----------       -----------       -----------       -----------

Weighted average shares outstanding,
  basic and diluted                                                   595,767           595,767           595,767           595,767
                                                                  -----------       -----------       -----------       -----------

            The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          2000                     1999

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                            $  (266,662)            $  (288,138)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization                                        410,389                 521,577
     Deferred income taxes                                                (47,058)                (50,000)
     Changes in current assets and liabilities:
       Accounts receivable                                               (125,478)                (88,709)
       Prepaid expenses and other                                         (24,062)                  3,679
       Accounts and purses payable and simulcast purse fund               363,388                 359,750
       Accrued expenses                                                    73,853                 (37,644)
                                                                      -----------             -----------

    Net cash provided by operating activities                             384,370                 420,515
                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net restricted cash receipts                                            (62,748)                   --
  Purchases of property and equipment, net                               (223,831)               (111,327)
  Investment in joint venture                                             (30,000)                   --
                                                                      -----------             -----------

    Net cash used in investing activities                                (316,579)               (111,327)
                                                                      -----------             -----------

Cash flows from financing activities
  Payments on term debt                                                   (90,630)               (141,889)
  Cash dividends paid                                                     (29,788)                (29,789)
                                                                      -----------             -----------

    Net cash used in financing activities                                (120,418)               (171,678)
                                                                      -----------             -----------

Net (decrease) increase in cash and cash equivalents                      (52,627)                137,510

Cash and cash equivalents, beginning of period                          1,235,461               1,503,240
                                                                      -----------             -----------

Cash and cash equivalents, end of period                              $ 1,182,834             $ 1,640,750
                                                                      -----------             -----------

         The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

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

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the July 31, 2000 presentation.

2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions.

3.       COMMITMENTS AND CONTINGENCIES

         At July 31, 2000 and October 31, 1999, the Company had an outstanding receivable from its former concessionaire of $127,864. The Company is in dispute with the former concessionaire and has fully reserved the receivable as of July 31, 2000 and October 31, 1999. Under the agreement with the former concessionaire, the Company is obligated to purchase certain equipment and licenses if it terminates the agreement.

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

               GENERAL

               Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 2000, the Company continued to service the debt on the clubhouse and the simulcasting equipment with funds generated during the 2000 racing season.

               The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

               THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1999

               Income from racing operations was $902,298, which was a decrease of $78,957 or 8.0%. The decrease resulted from a decrease in operating revenue of $242,357, offset by a decline in operating expenses of $163,400.

               Operating revenues decreased primarily due to an overall decline in commissions, breakage, admissions, and concessions of $377,466, an increase of $87,662 from sires stakes entry fees and an increase of $13,093 from the simulcasting export signal revenue, which is an increase in the number of racetracks receiving Scioto Downs' signal and paying commissions for doing so.

               Operating expenses decreased primarily due to a decrease of purse expense of $369,790, offset by an increase in salaries and wages of $60,114, resulting from an increase in overall wages.

               The Company recorded income tax expense of $132,426 and $140,000 for the three months ended July 31, 2000 and 1999, respectively. The expense has been recorded at the anticipated effective tax rates for fiscal years 2000 and 1999, respectively.

SCIOTO DOWNS, INC.

OTHER INFORMATION
--------------------------------------------------------------------------------

               NINE MONTHS ENDED JULY 31, 2000 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1999

               Net loss from racing operations was $203,225, which was an increase of $24,022 or 13.4%. The increase resulted from a decrease in operating revenues of $242,318 and a decline in operating expenses of $218,296.

               Operating revenues declined due to a decrease in admissions, concessions, and rental income of $264,721. Net pari-mutuel commissions and breakage decreased by $115,509.

               Operating expenses decreased primarily due to a decline in purse expense of $369,790 and an increase in salaries and wages of $47,797 due to an increase in administrative staffing. Other operating and general expenses increased $216,082 due mainly to increases in the use of outside consultants in the implementation of new Year 2000 compliant software, accounting fees and other miscellaneous expense items. Simulcasting fees paid by the Company decreased by $1,197. Interest expense decreased $11,944 due to the refinancing of the clubhouse and simulcasting equipment note completed in April 1999.

               The Company recorded an income tax benefit of $47,058 and $50,000 for the nine months ended July 31, 2000 and 1999, respectively. The benefit has been recorded at the anticipated effective tax rates for fiscal years 2000 and 1999, respectively.

               LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities was $384,370 for the nine months ended July 31, 2000 as compared to cash provided by operations of $420,515 for the nine months ended July 31, 1999. The decrease of $36,145 in cash provided by operating activities was a result of an increase in loss from racing operations of $24,476.

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

      ITEM 3.      Defaults Upon Senior Securities - None

      ITEM 4.      Submission of Matters to a Vote of Security Holders - None

      ITEM 5.      Other Information - None

      ITEM 6.      Exhibits and Reports on Form 8-K:

                   (a)    Exhibits - None

                   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCIOTO DOWNS, INC.
                                        ---------------------------------
                                                   Registrant


DATE: September 14, 2000                BY: /s/ Edward T. Ryan
     ----------------------                -----------------------------------
                                            Edward T. Ryan
                                            President



DATE: September 14, 2000                BY: /s/ Richard J. Fiore
     ----------------------                -----------------------------------
                                            Richard J. Fiore
                                            Chief Financial Officer