Form 10-K
period 2000-10-31
SCIOTO DOWNS INC
filed 2001-01-29
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549








                                    FORM 10-K

                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000








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

For the fiscal year ended                    October 31, 2000
                               -------------------------------------------------

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

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in ith charter)


             Ohio                                        31-4440550
----------------------------------         -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

 6000 South High Street, Columbus, Ohio                                 43207
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code               (614) 491-2515
Securities registered pursuant to Section 12(b) of the Act:      --------------

       Title of each class                      Name of each exchange on
                                                    which registered

--------------------------------          --------------------------------------

--------------------------------          --------------------------------------

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

                           YES  X     NO
                               ---       ---

       The aggregate market value of the Registrant's voting stock held by nonaffiliated stockholders as of January 2001 was $4,350,722 or $12.25 per share.

       Registrant has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of January 3, 2001 was 595,767.

       Portions of the following documents are incorporated by reference:

   1. Portions of the Annual Report to Stockholders for the year ended October 31, 2000 are incorporated by reference in Part II.

   2. Portions of Scioto Downs, Inc.'s definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2001 are incorporated by reference in Part III.



       The Exhibit index is on page 10.

                                     PART I


ITEM 1.  BUSINESS

       The Registrant's sole business is the ownership and operation of a harness horse racing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility started in 1959 and there has been no material change in the method of conducting this business. In addition to the racetrack itself, there are parking, grandstand, clubhouse and eating facilities for the Registrant's customers and barn and stable facilities for the horses. Revenue is derived primarily from commissions on parimutuel wagering (net of parimutuel taxes), admission fees to enter the facilities and concessions, programs and parking. In 2000, commissions on parimutuel wagering net of parimutuel taxes represented 65% of revenues, in 1999 65%, and in 1998 64%. In 2000, admissions represented 1% of revenues, in 1999 2%, and in 1998 2%. In 2000, revenues from concessions, parking and programs amounted to 10% of revenues, in 1999 10%, and in 1998 10%. During each off-season period in 2000, 1999 and 1998, the Registrant employed 17 persons. During the last three years, average daily attendance has declined from 2,187 in 1998 to 2,151 in 1999 and to 1,927 in 2000. However, Registrant did not track attendance for people entering the facility prior to 6:00 p.m.

       The number of races conducted during a live racing program varies from 10 races during the week to 13 or 14 races on weekends. The nearest racetrack competition is Beulah Park, a thoroughbred horse racetrack approximately 6 miles away. Beulah Park typically conducts live racing from the middle of September until the first weekend of May, during which time Registrant is not open for live racing.

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

       Except on special occasions such as Memorial Day, July 4 and Labor Day, Registrant conducts its racing at night 6 days a week. The 71-day period in 2000 commenced May 6th and continued through July 15th. Registrant then leased its facilities to Mid-America Racing Association, Inc. for 54 days of live racing, which period ended September 16, 2000. Mid-America Racing conducted full-card simulcasting on live racing days and on an additional 9 days (Sundays). This lease generated 5% of total revenue in 2000. This lease is on file with the Commission.

       During 2000, major racing programs conducted at Registrant's facilities included the Little Brown Jug Preview, the Scarlet O'Hara, the Pink Bonnet, the Ohio Sires Stakes events, the Ohio Super Stakes and Ohio Fair stakes events. Forms of competition faced by Registrant during its summer racing schedule include, in addition to the normal summer events, professional baseball (minor league in Columbus and major league in Cincinnati and Cleveland), outdoor music concerts and other similar entertainment events. Riverboat gambling has been approved in Indiana, Kentucky and West Virginia, and land-based casinos have been approved in Michigan. There is not sufficient information to quantify the effect of these gambling opportunities upon the wagering conducted at Registrant's facility.

       In 1997, the Ohio legislature approved legislation, which permits full card simulcasting at racetracks in Ohio. This legislation enables Ohio racetracks to bring in to their facilities via television day and night full race programs conducted at racetracks located inside and outside the State of Ohio. During its regular racing meet from May to July, Registrant shows at its facility via television during the day and night races being conducted at other tracks in Ohio and tracks outside of Ohio. Customers at Registrant's facility are able to wager on all of these races.

       As a result of this legislation, Registrant and its nearest racetrack competitor, Beulah Park, could be open year round conducting both live racing and bringing racing in from out-of-state in competition with each other. This situation would not be advantageous to either track; and, as a result, Registrant and Beulah Park entered into an agreement not to be open at the same time. Pursuant to this agreement, during 1999 Beulah Park operated from the middle of September to the first of May while Registrant was closed. During this period of time, simulcasting revenues derived from simulcasting at Beulah Park when it is not conducting live racing was, after deducting of certain expenses, shared with the Company. Overall, during 2000, wagering on live racing continued to decline, and the additional wagering on simulcast races offset the decline in wagering on live racing. No live racing or full card simulcasting has been conducted at Registrant's facilities since September 16, 2000.

       The Company, as of September 2000, notified Beulah Park that it would not renew the agreement. The reason for this is that the Company has applied and received permission from the Ohio State Racing Commission to open January 1, 2001 and offers simulcasting at its facilities on a year-round basis. The Company did open as of January 1, 2001 offering a simulcasting race card. The Company has had its racing season approved and will commence live racing on May 4, 2001.

       During racing seasons, the Registrant employed approximately 350 people, most all of whom are parimutuel clerks employed during the hours the track is open for simulcasting and live racing, which is approximately twelve noon to midnight. As a part of the full card simulcast racing program, Registrant sends its live races via television to all other tracks in Ohio and as many facilities outside the State of Ohio that it can contract with to receive the signal, which could be as many as 25 facilities. Registrant receives a percentage (in most instances 3%) of the amount wagered on its races at these other facilities outside the State of Ohio. Total export signal revenue was $273,628 in 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

The following items are incorporated herein by reference from the indicated pages of the Annual Report to Stockholders for the fiscal year ended October 31, 2000:


                                                                      ANNUAL REPORT TO
                                                                STOCKHOLDERS SEQUENTIAL PAGES
       Item 5.       MARKET FOR THE REGISTRANT'S
                     COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                     21

       Item 6.      SELECTED FINANCIAL DATA                                  22

       Item 7.      MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF
                    OPERATIONS                                               17

       Item 7A.     QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                       Not applicable

       Item 8.      FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA                                        3

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

       Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive Proxy Statement of the Registrant dated February 5, 2001, relating to the Annual Meeting of Stockholders to be held on February 28, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                               SCIOTO DOWNS, INC.
         Index to Financial Statements and Financial Statement Schedules

                                                                              REFERENCE PAGE
                                                                -----------------------------------------
                                                                    FORM 10-K          ANNUAL REPORT
                                                                  ANNUAL REPORT        TO STOCKHOLDERS
                                                                -------------------   -------------------
(a.)  1.   Financial Statements
           Data incorporated by reference from the
           attached 2000 Annual Report to
           Stockholders of Scioto Downs, Inc.:
                Report of Independent Accountants on
                   Financial Statements                                                       17
                Balance Sheets as of October 31, 2000
                   and 1999                                                                    4
                Statements of Operations for the
                   years ended October 31, 2000, 1999
                   and 1998                                                                    6
                Statements of Stockholders' Equity for
                   the years ended October 31, 2000, 1999
                   and 1998                                                                    7
                Statements of Cash Flows for the years
                   ended October 31, 2000, 1999 and 1998                                       8
                Notes to the Financial Statements                                              9

(a)   2.   Financial Statement Schedules
           -------------------------------------------------
           Financial statement schedules are omitted because
           they are not required or are not applicable.

(a)   3.   Exhibits
           -------------------------------------------------
           See Index to Exhibits at Page 10.
           Reports on Form 8-K
           -------------------------------------------------
           No reports on Form 8-K have been filed during
           the last quarter of the period covered by this
           report.

(c)        See Index to Exhibits at Page 10.

(d)        Not applicable or not required

(e)        Not applicable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCIOTO DOWNS, INC. (Registrant)


                                       ----------------------------------------
                                       By /s/ Edward T. Ryan
                                       ----------------------------------------
                                       President, Chief Operating Officer,
                                       ----------------------------------------
                                       Title



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


Date: January 26, 2001                 -----------------------------------------
                                       By /s/ Edward T. Ryan
                                       -----------------------------------------
                                       President, Chief Operating Officer,
                                       -----------------------------------------
                                       Title



Date: January 26, 2001                 -----------------------------------------
                                       By /s/ LaVerne A. Hill
                                       -----------------------------------------
                                       Vice President, Director
                                       -----------------------------------------
                                       Title



Date: January 26, 2001                 -----------------------------------------
                                       By /s/ William C. Heer
                                       -----------------------------------------
                                       Treasurer, Director
                                       -----------------------------------------
                                       Title



Date: January 26, 2001                 -----------------------------------------
                                       By /s/ Richard H. McClelland
                                       -----------------------------------------
                                       Director
                                       -----------------------------------------
                                       Title



Date: January 26, 2001                 -----------------------------------------
                                       By /s/ John F. Fissell
                                       -----------------------------------------
                                       Director
                                       -----------------------------------------
                                       Title



Date: January 26, 2001                 -----------------------------------------
                                       By /s/ Richard J. Fiore
                                       -----------------------------------------
                                       Chief Financial Officer
                                       -----------------------------------------
                                       Title

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 2000


   EXHIBIT NO.                  DESCRIPTION

        3A            Articles of Incorporation of the                  *
                      Registrant, as amended to date

        3B            Code of Regulations of the Registrant,            *
                      as amended to date

       10A            Lease with Hilliard Raceway, Inc., now            *
                      Mid-America Racing Association, Inc.,
                      and amendment thereto

       10B            Simulcasting agreement with Beulah Park           *

        13            Annual Report to Stockholders


* Previously filed with Securities and Exchange Commission