Form 10-Q
period 2001-01-31
SCIOTO DOWNS INC
filed 2001-03-19
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2001
                               ----------------

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

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                           31-4440550
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              6000 SOUTH HIGH STREET, COLUMBUS, OHIO       43207
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (614) 491-2515
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
    ---------        ----------

The number of common shares outstanding at March 14, 2001:
                                  595,767, par value $1.05
                                  ------------------------

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                   PAGES
                                                                                ------------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

           Balance Sheets at January 31, 2001, October 31, 2000
             and January 31, 2000                                                    1-2

           Statements of Operations for the three month periods ended
             January 31, 2001 and 2000                                                3

           Statements of Cash Flows for the three month periods ended
             January 31, 2001 and 2000                                                4

           Notes to Financial Statements                                              5

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                6

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                6

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                         8

   Item 2.  Changes in Securities                                                     8

   Item 3.  Defaults Upon Senior Securities                                           8

   Item 4.  Submission of Matters to a Vote of Security Holders                       8

   Item 5.  Other Information                                                         8

   Item 6.  Exhibits and Reports on Form 8-K                                          8

SIGNATURES                                                                            9

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT JANUARY 31, 2001, OCTOBER 31, 2000 AND JANUARY 31, 2000
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                                  JANUARY 31,    OCTOBER 31,      JANUARY 31,
                                                     2001           2000             2000
                                                 -----------     -----------     -----------
                                                 (UNAUDITED)                     (UNAUDITED)
                    ASSETS
Current assets:
   Cash and cash equivalents                     $ 1,075,240     $ 1,510,654     $   475,697
   Restricted cash                                   310,963          15,804         624,881
   Accounts receivable, net of allowance for
     doubtful accounts of $129,098,
     $129,098, and $127,864, respectively             13,000         176,443            --
   Accounts receivable-related party                  25,609            --              --
   Prepaid expenses and other                         28,810          22,202          50,546
   Deferred income taxes                              89,000            --            78,000
                                                 -----------     -----------     -----------

     Total current assets                          1,542,622       1,725,103       1,229,124
                                                 -----------     -----------     -----------

Property and equipment, at cost                   20,452,851      20,324,120      20,207,977
   Less accumulated depreciation                  14,561,493      14,456,387      14,035,264
                                                 -----------     -----------     -----------

     Total property and equipment                  5,891,358       5,867,733       6,172,713
                                                 -----------     -----------     -----------

Accounts receivable - related party                   32,107            --           548,013
Other noncurrent assets                               88,524          78,524          60,812
                                                 -----------     -----------     -----------

     Total assets                                $ 7,554,611     $ 7,671,360     $ 8,010,662
                                                 ===========     ===========     ===========

Continued

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT JANUARY 31, 2001, OCTOBER 31, 2000 AND JANUARY 31, 2000
--------------------------------------------------------------------------------

                                                       JANUARY 31,      OCTOBER 31,      JANUARY 31,
                                                          2001             2000             2000
                                                       ----------       ----------       ----------
                                                       (unaudited)                       (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                             $  227,863       $   45,391       $   66,182
   Accounts payable, related party                           --             78,078             --
   Current maturities, term debt                          140,094          135,832          130,917
   Accrued expenses                                       346,872          339,901          208,766
   Purses payable and simulcast purse fund                380,212           69,614          666,698
                                                       ----------       ----------       ----------

       Total current liabilities                        1,095,041          668,816        1,072,563
                                                       ----------       ----------       ----------

Minimum pension liability                                 136,025          136,025          186,770

Deferred income taxes                                      33,541           33,541           30,637

Term debt, net of current maturities                    2,740,537        2,777,089        2,876,397

Stockholders' equity:
   Common stock, $1.05 par value per share, issued
     and outstanding, 595,767 shares                      625,555          625,555          625,555
   Capital in excess of par value of common stock       2,037,300        2,037,300        2,037,300
   Retained earnings                                      976,388        1,482,810        1,298,208
   Accumulated other comprehensive loss                   (89,776)         (89,776)        (116,768)
                                                       ----------       ----------       ----------

       Total stockholders' equity                       3,549,467        4,055,889        3,844,295
                                                       ----------       ----------       ----------

       Total liabilities and stockholders' equity      $7,554,611       $7,671,360       $8,010,662
                                                       ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     2001           2000

Pari-mutuel commissions and breakage                              $  539,243      $    --
   Less pari-mutuel taxes                                             74,572           --
                                                                  ----------      ---------

                                                                     464,671           --

Operating revenues, other                                             53,556         38,917
                                                                  ----------      ---------

                                                                     518,227         38,917

Operating expenses:
   Purses                                                            207,547           --
   Salaries and wages                                                187,442        114,372
   Simulcasting fees                                                  89,259           --
   Depreciation                                                      131,490        132,687
   Other operating and general expense                               462,878        268,174
                                                                  ----------      ---------

                                                                   1,078,616        515,233
                                                                  ----------      ---------

     Loss from operations                                           (560,389)      (476,316)

Gain on disposal of assets                                             3,526           --

Net interest expense                                                 (38,559)       (46,088)
                                                                  ----------      ---------

     Net loss before income tax benefit                             (595,422)      (522,404)

Income tax benefit                                                    89,000         78,000
                                                                  ----------      ---------

     Net loss                                                     $ (506,422)     $(444,404)
                                                                  ==========      =========

Net loss per common share - basic and diluted                     $     (.85)     $    (.75)
                                                                  ==========      =========

Weighted average common shares outstanding--basic and diluted        595,767        595,767
                                                                  ==========      =========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (506,422)      $ (444,404)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                        131,490          132,687
       Gain on disposal of assets                                           (3,526)            --
       Deferred income taxes                                               (89,000)         (78,000)
     Changes in assets and liabilities:
       Accounts receivable                                                 144,047           53,614
       Accounts receivable, related party                                  (38,320)         (64,359)
       Prepaid expenses and other                                           (6,608)         (12,761)
       Accounts payable and purses payable and simulcast purse fund        493,070          200,823
       Accounts payable, related party                                     (78,078)            --
       Accrued expenses                                                      6,971          (56,303)
       Other assets                                                        (10,000)            --
                                                                        ----------       ----------
         Net cash provided by (used in) operating activities                43,624         (268,703)
                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in restricted cash                                        (295,159)        (336,290)
   Purchase of equipment                                                  (155,115)         (97,084)
   Proceeds from sale of equipment                                           3,526             --
                                                                        ----------       ----------
         Net cash used in investing activities                            (446,748)        (433,374)
                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                             --            (29,788)
   Payments on term debt                                                   (32,290)         (27,899)
                                                                        ----------       ----------
         Net cash used in financing activities                             (32,290)         (57,687)
                                                                        ----------       ----------

Net decrease in cash and cash equivalents                                 (435,414)        (759,764)

Cash and cash equivalents, beginning of period                           1,510,654        1,235,461
                                                                        ----------       ----------

Cash and cash equivalents, end of period                                $1,075,240       $  475,697
                                                                        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by generally accepted accounting principles or those normally made in Scioto Downs, Inc.'s (the Company) annual report on Form 10-K. Reference should be made to the Company's 2000 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions.

3.       COMMITMENTS AND CONTINGENCIES

         The Company has an outstanding receivable from its concessionaire of $127,864. The Company was in dispute with the concessionaire and has fully reserved the receivable. At January 31, 2001, the Company is in the process of reaching a settlement with the concessionaire. The settlement contemplates the exchange of equipment used by the concessionaire for amounts due to the Company.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION, CONT.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 2001 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

                      GENERAL

                      Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first quarter of 2001, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 2000 racing season.

                      The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association is earned during the fourth quarter of the year, ending in October.

                      Beginning January 1, 2001, the Company commenced year-round simulcasting. In addition, the company terminated its simulcasting agreement with Beulah Park in September 2000. Thus, no revenue will be earned related to this agreement.

                      THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses, and simulcasting. Purse expense represents payments into the simulcast purse fund.

                      Salaries and wages increased by $73,070 to $187,442 for the three months ended January 31, 2001 from $114,372 for the three months ended January 31, 2000. The increase was due primarily to additional staffing needed for year-round simulcasting. Operating and general expense increased by $194,704 due mainly to increases in utilities, real estate and personal property taxes, and repairs and maintenance, as well as in advertising and tote rental due to year-round simulcasting. Included in the prior-year general expense is a recovery of approximately $54,000 in simulcasting purse pool funds from the Ohio Racing Commission.

                      The income tax benefit increased to $89,000 from $78,000 for the three months ended January 31, 2001 and 2000, respectively, as a result of the increase in net loss before taxes. The Company provides for income taxes based on the effective tax rate

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION
FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

         ITEM 3.           Defaults Upon Senior Securities - None

         ITEM 4.           Submission of Matters to a Vote of Security Holders -
                           None

         ITEM 5.           Other Information - None

         ITEM 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits - none

                           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         SCIOTO DOWNS, INC.
                                                   -----------------------------
                                                             Registrant


DATE:      March 19, 2001                          BY: /s/ Edward T. Ryan
      --------------------------                       -------------------------
                                                       Edward T. Ryan
                                                       President



DATE:      March 19, 2001                          BY: /s/ Richard J. Fiore
      --------------------------                       -------------------------
                                                       Richard J. Fiore
                                                       Chief Financial Officer