Form 10-Q
period 2001-04-30
SCIOTO DOWNS INC
filed 2001-06-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2001
                               -----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

         Commission File Number 0-1365

                               SCIOTO DOWNS, INC.
         ---------------------------------------------------------------
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

Yes     X         No
     -------           -------

The number of common shares outstanding at June 10, 2001:
                                           -------------
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------


                                                                                                         PAGES
                                                                                                    ----------------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets at April 30, 2001, October 31, 2000
               and April 30, 2000                                                                         1-2

             Statements of Operations for the three-month and six-month periods
               ended April 30, 2001 and 2000                                                               3

             Statements of Cash Flows for the six-month periods ended
               April 30, 2001 and 2000                                                                     4

             Notes to Financial Statements                                                                 5

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                  6-7

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                             8

    Item 2.  Changes in Securities                                                                         8

    Item 3.  Defaults Upon Senior Securities                                                               8

    Item 4.  Submission of Matters to a Vote of Security Holders                                           8

    Item 5.  Other Information                                                                             8

    Item 6.  Exhibits and Reports on Form 8-K                                                              8

SIGNATURES                                                                                                 9

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT APRIL 30, 2001 (UNAUDITED), OCTOBER 31, 2000 AND APRIL 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                                           APRIL 30,      OCTOBER 31,     APRIL 30,
                                                             2001            2000           2000
                                                         ------------    ------------    ------------
ASSETS
Current assets
    Cash and cash equivalents                            $    769,942    $  1,510,654    $    276,604
    Restricted cash                                         1,112,185          15,804       1,023,649
    Accounts receivable, net of allowance for doubtful
      accounts of $1,005, $129,098 and 127,864,
      respectively                                             33,778         176,443           6,875
    Prepaid expenses and other                                 64,320          22,202          61,402
    Deferred income taxes                                     174,000            --           179,484
                                                         ------------    ------------    ------------

      Total current assets                                  2,154,225       1,725,103       1,548,014
                                                         ------------    ------------    ------------

Property and equipment, at cost                            20,629,986      20,324,120      20,258,859
    Less accumulated depreciation                         (14,714,925)    (14,456,387)    (14,173,227)
                                                         ------------    ------------    ------------

      Total property and equipment, net                     5,915,061       5,867,733       6,085,632
                                                         ------------    ------------    ------------

Accounts receivable--related party, net of
    allowance for doubtful accounts of
    $227,962 at April 30, 2001                                 21,413            --           411,351
Other noncurrent assets                                        62,341          78,524          90,812
                                                         ------------    ------------    ------------

        Total assets                                     $  8,153,040    $  7,671,360    $  8,135,809
                                                         ============    ============    ============


CONTINUED

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT APRIL 30, 2001 (UNAUDITED), OCTOBER 31, 2000 AND APRIL 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                       APRIL 30,     OCTOBER 31,     APRIL 30,
                                                         2001           2000           2000
                                                     -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                          $   297,175    $    45,391    $   214,865
    Accounts payable, related party                         --           78,078           --
    Current maturities, term debt                        145,376        135,832        130,612
    Accrued expenses                                     377,702        339,901        244,667
    Deferred revenue                                     167,475           --          163,243
    Purses payable and simulcast purse fund            1,227,242         69,614      1,047,735
                                                     -----------    -----------    -----------

      Total current liabilities                        2,214,970        668,816      1,801,122
                                                     -----------    -----------    -----------

Minimum pension liability                                136,025        136,025        186,770

Deferred income taxes                                     33,541         33,541         30,637

Term debt, net of current maturities                   2,701,074      2,777,089      2,845,651

Stockholders' equity

    Common stock, $1.05 par value per share,
      issued and outstanding: 595,767 shares             625,555        625,555        625,555
    Capital in excess of par value of stock            2,037,300      2,037,300      2,037,300
    Retained earnings                                    494,351      1,482,810        725,542
    Accumulated other comprehensive loss                 (89,776)       (89,776)      (116,768)
                                                     -----------    -----------    -----------

      Total stockholders' equity                       3,067,430      4,055,889      3,271,629
                                                     -----------    -----------    -----------

        Total liabilities and stockholders' equity   $ 8,153,040    $ 7,671,360    $ 8,135,809
                                                     ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE THREE-MONTH            FOR THE SIX-MONTH
                                                  PERIODS ENDED                 PERIODS ENDED
                                                    APRIL 30,                     APRIL 30,
                                           --------------------------    --------------------------
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------

OPERATING REVENUES
    Pari-mutuel commissions and breakage   $ 2,315,522    $    68,891    $ 2,854,765    $    68,891
      Less pari-mutuel taxes                   324,867           --          399,439           --
                                           -----------    -----------    -----------    -----------

                                             1,990,655         68,891      2,455,326         68,891

    Other operating revenues                   167,075          4,958        220,631         43,875
                                           -----------    -----------    -----------    -----------

                                             2,157,730         73,849      2,675,957        112,766
                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Purses                                     882,998           --        1,090,545           --
    Salaries and wages                         325,690        140,063        513,132        254,435
    Simulcasting fees                          377,648           --          466,907           --
    Depreciation                               153,431        137,963        284,921        270,650
    Other operating and general expenses       980,710        425,030      1,443,588        693,204
                                           -----------    -----------    -----------    -----------

                                             2,720,477        703,056      3,799,093      1,218,289
                                           -----------    -----------    -----------    -----------

      Loss from operations                    (562,747)      (629,207)    (1,123,136)    (1,105,523)

Other income                                    42,486                        46,012

Net interest expense                           (46,776)       (44,944)       (85,335)       (91,032)
                                           ===========    ===========    ===========    ===========

      Net loss before income tax benefit      (567,037)      (674,151)    (1,162,459)    (1,196,555)

Income tax benefit                              85,000        101,484        174,000        179,484
                                           -----------    -----------    -----------    -----------

      Net loss                             $  (482,037)   $  (572,667)   $  (988,459)   $(1,017,071)
                                           ===========    ===========    ===========    ===========

Net loss per common share--basic
    and diluted                            $      (.81)   $      (.96)   $     (1.66)   $     (1.71)
                                           ===========    ===========    ===========    ===========

Weighted average common shares
    outstanding--basic and diluted             595,767        595,767        595,767        595,767
                                           ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                          2001           2000

CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                          $  (988,459)   $(1,017,071)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                     284,921        270,650
        Provision for losses on related party
           accounts receivable                            227,962           --
        Deferred income taxes                            (174,000)      (179,484)
        Gain on disposal of assets and settlement         (62,197)          --
        Changes in current assets and liabilities:
           Accounts receivable                           (106,710)       119,042
           Prepaid expenses and other                     (25,935)       (23,617)
           Accounts payable                               173,706         29,323
           Deferred revenue                               167,475        163,243
           Accrued expenses                                37,801        (20,402)
           Purses payable and simulcast purse fund      1,157,628        701,218
                                                      -----------    -----------

      Net cash provided by operating activities           692,192         42,902
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net restricted cash receipts                       (1,096,381)      (735,058)
    Purchase of equipment                                (273,578)      (147,964)
    Proceeds from sale of equipment                         3,526           --
    Investment in joint venture                              --          (30,000)
                                                      -----------    -----------

      Net cash used in investing activities            (1,366,433)      (913,022)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Payments on term debt                                 (66,471)       (58,950)
    Dividends paid                                           --          (29,787)
                                                      -----------    -----------

      Net cash used in financing activities               (66,471)       (88,737)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (740,712)      (958,857)

Cash and cash equivalents, beginning of period          1,510,654      1,235,461
                                                      -----------    -----------

Cash and cash equivalents, end of period              $   769,942    $   276,604
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

3.       COMMITMENTS AND CONTINGENCIES

         At October 31, 2000, the Company had an outstanding receivable from its former concessionaire of $127,864. The Company was in dispute with the former concessionaire and had fully reserved the receivable as of October 31, 2000. During the second quarter ended April 30, 2001, the Company reached a settlement agreement with the concessionaire. The settlement resulted in the receipt of equipment from the concessionaire and forgiveness by the Company of the outstanding receivable. The Company recognized a gain on settlement of $58,670 at April 30, 2001.

4.       RELATED-PARTY ACCOUNTS RECEIVABLE

         At April 30, 2001, the Company had an outstanding receivable from Mid-America Racing Association, Inc., a related party, of $227,962. This amount has been fully reserved as of April 30, 2001 due to uncertainty of its collectibility.

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

                      GENERAL

                      Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 2001, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 2000 racing season and the 2001 simulcasting season.

                      The racing season at Scioto Downs annually falls within the third quarter, ending in July. The majority of rental income from leasing the facility to Mid-America Racing Association, Inc. is earned during the fourth quarter of the year, ending in October.

                      Beginning January 1, 2001, the Company commenced year-round simulcasting. In addition, the Company terminated its simulcasting agreement with Beulah Park in September 2000. Thus, no revenue will be earned related to this agreement.

                      THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting. Purse expense represents payments into the simulcast purse fund. Other operating revenues include program sales, rental income and part-mutual tax abatement.

                      Salaries and wages increased by $185,627 to $325,690 for the three months ended April 30, 2001 from $140,063 for the three months ended April 30, 2000. The increase was due primarily to additional staffing needed for year-round simulcasting. Operating and general expense increased by $555,680 due mainly to increases in utilities, real estate and personal property taxes, and repairs and maintenance, as well as in advertising and tote rental due to year-round simulcasting. Operating and general expenses for the three months ended April 30, 2001 also includes a reserve of approximately $228,000 for estimated uncollectible amounts due from Mid-America Racing Association, Inc. pursuant to its lease with the Company.

                      The income tax benefit decreased to $85,000 from $101,484 for the three months ended April 30, 2001 and 2000, respectively, as a result of the decrease in net loss before taxes. The Company provides for income taxes based on the estimated annual effective tax rate.

SCIOTO DOWNS, INC.

OTHER INFORMATION

--------------------------------------------------------------------------------

                      SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting. Purse expense represents payments into the simulcast purse fund.

                      Salaries and wages increased by $258,697 to $513,132 for the six months ended April 30, 2001 from $254,435 for the six months ended April 30, 2000. The increase was due primarily to additional staffing needed for year-round simulcasting. Operating and general expense increased by $750,384 due mainly to increases in utilities, real estate and personal property taxes, and repairs and maintenance, as well as in advertising and tote rental due to year-round simulcasting. Operating and general expenses for the six months ended April 30, 2001 also includes a reserve of approximately $228,000 for estimated uncollectible amounts due from Mid-America Racing Association, Inc. pursuant to its lease with the Company. Included in the prior-year general expense is a recovery of approximately $54,000 in simulcasting purse pool funds from the Ohio Racing Commission.

                      The income tax benefit decreased to $174,000 from $179,484 for the six months ended April 30, 2001 and 2000, respectively, as a result of the decrease in net loss before taxes. The Company provides for income taxes based on the estimated annual effective tax rate.

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      Not applicable.

SCIOTO DOWNS, INC.

OTHER INFORMATION

--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

         ITEM 1.           Legal Proceedings--None

         ITEM 2.           Changes in Securities--None

         ITEM 3.           Defaults Upon Senior Securities--None

         ITEM 4.           Submission of Matters to a Vote of Security
                           Holders--None

         ITEM 5.           Other Information--None

         ITEM 6.           Exhibits and Reports on Form 8-K:

                           (a)      Exhibits--None

                           (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SCIOTO DOWNS, INC.
                                                 -------------------------------
                                                          Registrant

DATE:            June 14, 2001                   BY:  /s/ Edward T. Ryan
              -------------------                     --------------------------
                                                      Edward T. Ryan, President

DATE:            June 14, 2001                   BY:  /s/ Richard J. Fiore
              -------------------                     --------------------------
                                                      Richard J. Fiore
                                                      Chief Financial Officer