Form 10-Q
period 2001-07-31
SCIOTO DOWNS INC
filed 2001-09-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JULY 31, 2001
                               ------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                 Commission File Number       0-1365
                                         ----------------------------

                               SCIOTO DOWNS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                31-4440550
-------------------------------    --------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


               6000 SOUTH HIGH STREET, COLUMBUS, OHIO       43207
             -------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                                 (614) 491-2515
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of common shares outstanding at September 10, 2001:
                                  595,767, par value $1.05

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                        PAGES
                                                                                                       -------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets at July 31, 2001, October 31, 2000
               and July 31, 2000                                                                         1-2

             Statements of Operations for the three-month and nine-month
                periods ended July 31, 2001 and 2000                                                      3

             Statements of Cash Flows for the nine months ended
               July 31, 2001 and 2000                                                                     4

             Notes to Financial Statements                                                               5-6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 8-9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    10

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                            11

    Item 2.  Changes in Securities                                                                        11

    Item 3.  Defaults Upon Senior Securities                                                              11

    Item 4.  Submission of Matters to a Vote of Security Holders                                          11

    Item 5.  Other Information                                                                            11

    Item 6.  Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                                12

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT JULY 31, 2001, OCTOBER 31, 2000 AND JULY 31, 2000
-------------------------------------------------------------------------------

                                                                  JULY 31,         OCTOBER 31,         JULY 31,
                                                                    2001               2000              2000
                                                               ----------------   ---------------   ---------------
                                                                 (UNAUDITED)                         (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents                                        $ 374,287       $ 1,510,654        $1,182,834
    Restricted cash                                                     12,792            15,804           351,339
    Accounts receivable, net of allowance for
      doubtful accounts of $802 at July 31,
      2001 and $127,864 at October 31, 2000
      and July 31, 2000                                                372,788           176,443           180,569
    Prepaid expenses and other                                          48,155            22,202            61,847
    Deferred income taxes                                                    -                 -            47,058
                                                               ----------------   ---------------   ---------------

      Total current assets                                             808,022         1,725,103         1,823,647
                                                               ----------------   ---------------   ---------------

Property and equipment, at cost                                     20,669,002        20,324,120        20,334,726
    Less accumulated depreciation                                  (14,861,505)      (14,456,387)      (14,312,966)
                                                               ----------------   ---------------   ---------------

      Total property and equipment, net                              5,807,497         5,867,733         6,021,760
                                                               ----------------   ---------------   ---------------

Accounts receivable--related party, net of
    allowance for doubtful accounts of $292,169
    at July 31, 2001                                                   253,072                 -           482,177
Other noncurrent assets                                                 62,341            78,524            90,812
                                                               ----------------   ---------------   ---------------

      Total assets                                                  $6,930,932        $7,671,360        $8,418,396
                                                               ----------------   ---------------   ---------------

CONTINUED

SCIOTO DOWNS, INC.

BALANCE SHEETS
AT JULY 31, 2001, OCTOBER 31, 2000 AND JULY 31, 2000
-------------------------------------------------------------------------------

                                                                  JULY 31,         OCTOBER 31,         JULY 31,
                                                                    2001               2000              2000
                                                               ----------------   ---------------   ---------------
                                                                 (UNAUDITED)                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                                         $  275,142        $   45,391        $  177,078
    Accounts payable, related party                                          -            78,078                 -
    Current maturities, term debt                                      144,004           135,832           133,217
    Accrued expenses                                                   304,489           339,901           338,922
    Purses payable and simulcast purse fund                            425,001            69,614           718,369
                                                               ----------------   ---------------   ---------------

      Total current liabilities                                      1,148,636           668,816         1,367,586
                                                               ----------------   ---------------   ---------------

Minimum pension liability                                              136,025           136,025           186,770
                                                               ----------------   ---------------   ---------------

Net deferred income taxes                                                    -            33,541            30,637
                                                               ----------------   ---------------   ---------------

Term debt, net of current maturities                                 2,666,523         2,777,089         2,811,366
                                                               ----------------   ---------------   ---------------

Stockholders' equity
    Common stock, $1.05 par value per share, issued
      and outstanding, 595,767 shares                                  625,555           625,555           625,555
    Capital in excess of par value                                   2,037,300         2,037,300         2,037,300
    Retained earnings                                                  406,669         1,482,810         1,475,950
    Accumulated other comprehensive loss                               (89,776)          (89,776)         (116,768)
                                                               ----------------   ---------------   ---------------

      Total stockholders' equity                                     2,979,748         4,055,889         4,022,037
                                                               ----------------   ---------------   ---------------

        Total liabilities and stockholders' equity                  $6,930,932        $7,671,360        $8,418,396
                                                               ----------------   ---------------   ---------------

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                 FOR THE THREE-MONTH              FOR THE NINE-MONTH
                                                                    PERIODS ENDED                    PERIODS ENDED
                                                                       JULY 31,                         JULY 31,
                                                           -------------------------------- --------------------------------
                                                                2001            2000             2001            2000
                                                           --------------- ---------------- --------------- ----------------
Operating revenues
    Pari-mutuel commissions and breakage                      $ 4,477,017      $ 6,025,407     $ 7,331,782      $ 6,025,407
      Less pari-mutuel taxes                                      597,108          925,064         996,547          925,064
                                                           --------------- ---------------- --------------- ----------------

                                                                3,879,909        5,100,343       6,335,235        5,100,343

    Export signal revenue                                         229,721          267,855         229,721          267,855
    Admissions                                                     79,137          115,542          79,137          115,542
    Simulcasting shared revenue                                         -                -               -           68,891
    Concessions, programs, parking, and other                     288,129          453,900         420,284          497,775
    Entry fees and purse monies added by others                   760,563          746,270         760,563          746,270
    Rental income from leased facilities                          103,930          145,305         103,930          145,305
    Pari-mutuel tax abatement earned                               81,642          201,110         170,118          201,110
                                                           --------------- ---------------- --------------- ----------------

                                                                5,423,031        7,030,325       8,098,988        7,143,091
                                                           --------------- ---------------- --------------- ----------------

Operating expenses
    Purses                                                      2,413,993        2,957,929       3,504,538        2,957,929
    Salaries and wages                                            848,788          896,020       1,361,920        1,150,455
    Simulcasting fees                                             482,567          678,630         949,474          678,630
    Depreciation and amortization                                 146,581          139,739         431,502          410,389
    Other operating and general                                 1,424,221        1,455,709       2,867,809        2,148,913
                                                           --------------- ---------------- --------------- ----------------

                                                                5,316,150        6,128,027       9,115,243        7,346,316
                                                           --------------- ---------------- --------------- ----------------

Income (loss) from racing operations                              106,881          902,298      (1,016,255)        (203,225)

Other income                                                            -                -          46,012                -

Net interest expense                                              (54,104)         (19,463)       (139,439)        (110,495)
                                                           --------------- ---------------- --------------- ----------------

Net income (loss) before income
    tax (expense) benefit                                          52,777          882,835      (1,109,682)        (313,720)

Income tax (expense) benefit                                     (140,459)        (132,426)         33,541           47,058
                                                           --------------- ---------------- --------------- ----------------

Net (loss) income                                             $   (87,682)     $   750,409     $(1,076,141)     $  (266,662)
                                                           --------------- ---------------- --------------- ----------------

Net (loss) income per common share,
    basic and diluted                                         $      (.15)     $      1.26     $     (1.81)     $      (.45)
                                                           --------------- ---------------- --------------- ----------------

Weighted average shares outstanding,
    basic and diluted                                             595,767          595,767         595,767          595,767
                                                           --------------- ---------------- --------------- ----------------

   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                         2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $ (1,076,141)       $ (266,662)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                    431,502           410,389
        Provision for losses on accounts receivable                                      292,971
        Deferred income taxes                                                            (33,541)          (47,058)
        Gain on disposal of assets and settlement                                        (62,198)                -
        Changes in current assets and liabilities:
           Accounts receivable, trade and related party                                 (742,388)         (125,478)
           Prepaid expenses and other                                                     (9,769)          (24,062)
           Accounts and purses payable and simulcast purse fund                          507,060           363,388
           Accrued expenses                                                              (35,412)           73,853
                                                                                 ----------------  ----------------

      Net cash (used in ) provided by operating activities                              (727,916)          384,370
                                                                                 ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net restricted cash (payments) receipts                                                3,012           (62,748)
    Purchases of property and equipment, net                                            (312,595)         (223,831)
    Proceeds from sale of equipment                                                        3,526
    Investment in joint venture                                                                -           (30,000)
                                                                                 ----------------  ----------------

      Net cash used in investing activities                                             (306,057)         (316,579)
                                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on term debt                                                               (102,394)          (90,630)
    Dividends paid                                                                             -           (29,788)
                                                                                 ----------------  ----------------

      Net cash used in financing activities                                             (102,394)         (120,418)
                                                                                 ----------------  ----------------

Net decrease in cash and cash equivalents                                             (1,136,367)          (52,627)

Cash and cash equivalents, beginning of period                                         1,510,654         1,235,461
                                                                                 ----------------  ----------------

Cash and cash equivalents, end of period                                            $    374,287        $1,182,834
                                                                                 ----------------  ----------------



   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Scioto Downs, Inc.'s (the Company) annual report on Form 10-K. Reference should be made to the Company's 2000 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

         The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the July 31, 2001 presentation.

2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions and the valuation allowance. Due to uncertainty regarding future taxable income, the Company has recorded a valuation allowance of $140,459 against net deferred tax assets at July 31, 2001.

3.       COMMITMENTS AND CONTINGENCIES

         At October 31, 2000, the Company had an outstanding receivable from its former concessionaire of $127,864. The Company was in dispute with the former concessionaire and had fully reserved the receivable as of October 31, 2000. During the second quarter ended April 30, 2001, the Company reached a settlement agreement with the concessionaire. The settlement resulted in the receipt of equipment from the concessionaire and forgiveness by the Company of the outstanding receivable. The Company recognized a gain on the settlement of $58,670 at April 30, 2001.

         At July 31, 2001, the Company had an outstanding receivable from Mid-America Racing Association, Inc. (Mid-America), a related party, of $517,169. The Company has reserved approximately $292,000 of this amount as of July 31, 2001 due to the uncertainty of its collectibility.

SCIOTO DOWNS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
-------------------------------------------------------------------------------

4.       SUBSEQUENT EVENT

         On August 1, 2001, the Company acquired all of the outstanding common shares of Mid-America for $150,000. The consideration of $150,000 is due $50,000 at closing and $50,000 each in August 2002 and 2003. Mid-America owns a racing permit entitling it to conduct harness horse racing, typically immediately following the racing season of the Company. The lease of racing facilities between Mid-America and the Company was terminated as of the acquisition date.

         The acquisition will be accounted for under the purchase method. Accordingly, the assets, liabilities, and the results of operations of Mid-America will be reflected in the financial statements of the Company from the acquisition date.

SCIOTO DOWNS, INC.

OTHER INFORMATION
-------------------------------------------------------------------------------

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

                  The live racing season at Scioto Downs annually falls within the third quarter, ending in July.

                  Beginning January 1, 2001, the Company commenced year-round simulcasting, which will create additional revenue. In order to do this, the Company terminated its simulcasting agreement with Beulah Park in September 2000. Thus, no revenue will be earned related to this agreement.

                  THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2000

                  Income from racing operations was $106,881, which was a decrease of $795,417 or 88%. The decrease resulted from a decrease in operating revenue of $1,607,294, offset by a decline in operating expenses of $811,877.

                  Operating revenues decreased primarily due to an overall decline in commissions, breakage, admissions, and concessions, program, parking and other of $1,750,566, an increase of $14,293 from sires stakes entry fees and a decrease of $38,134 from the simulcasting export signal revenue, which is a decrease in the commissions paid by racetracks receiving Scioto Downs' signal. The primary reason from the decrease in operating revenues is due to Buelah Park remaining open for simulcasting during the three months ended July 31, 2001. Previously, Buelah Park was closed during the period subject to a prior agreement.

SCIOTO DOWNS, INC.

OTHER INFORMATION
-------------------------------------------------------------------------------

                  Operating expenses decreased primarily due to a decrease of purse expense of $543,936, a decrease in simulcasting fees of $196,063 and a decrease in salaries and wages of $47,232, resulting from a decrease in overtime and a reduction of seasonal employees. Operating and general expenses for the three months ended July 31, 2001 includes a reserve of $64,207 for estimated uncollectible amounts due from Mid-America Racing Association, Inc. pursuant to its lease with the Company.

                  The Company recorded income tax expense of $140,459 and $132,426 for the three months ended July 31, 2001 and 2000, respectively. The expense has been recorded at the anticipated effective tax rates for fiscal years 2001 and 2000, respectively. The expense for the three months ended July 31, 2001 includes a valuation allowance against net deferred tax assets due to uncertainty regarding future taxable income.

                  NINE MONTHS ENDED JULY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2000

                  Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting. Purse expense represents payments into the simulcast purse fund and purse payments.

                  Loss from racing operations was $1,016,255, which was an increase of $813,030 or 400%. The increase resulted from an increase in operating expenses of $1,768,927 offset by an increase in operating revenues of $955,897.

                  Operating revenues increased due to an increase in net pari-mutuel commissions and breakage of $1,234,892. This was offset by a decrease in admissions, simulcasting shared revenue, rental income, and concessions, program, parking and other of $224,162.

                  Operating expenses increased primarily due to an increase in purse expense of $546,609 and an increase in salaries and wages of $211,465 due to an increase in additional staffing needed for year-round simulcasting. Other operating and general expenses increased $718,896 due mainly to increases in advertising and tote rental due to year-round simulcasting, utilities, real estate and personal property taxes, professional fees, repairs and maintenance and other miscellaneous expenses. Operating and general expenses for the nine months ended July 31, 2001 also includes a reserve of approximately $292,000 for estimated uncollectible amounts due from Mid-America Racing Association, Inc. Included in the prior year general expense is a recovery of approximately $54,000 in simulcasting purse pool funds from the Ohio Racing Commission. Simulcasting fees paid by the Company increased by $270,844 due to the year-round simulcasting during 2001.

                  The Company recorded an income tax benefit of $33,541 and $47,058 for the nine months ended July 31, 2001 and 2000, respectively. The benefit has been recorded at the anticipated effective tax rates for fiscal years 2001 and 2000, respectively. A valuation allowance has been recorded against the deferred tax benefit at July 31, 2001 due to uncertainty regarding future taxable income.

SCIOTO DOWNS, INC.

OTHER INFORMATION
-------------------------------------------------------------------------------

                  LIQUIDITY AND CAPITAL RESOURCES

                  Cash used in operating activities was $727,916 for the nine months ended July 31, 2001 as compared to cash provided by operations of $384,370 for the nine months ended July 31, 2000. The decrease of $1,112,286 in cash provided by operating activities was primarily a result of an increase in net loss from racing operations of $809,479 and an increase in net accounts receivable of $323,939.

                  SUBSEQUENT EVENT

                  On August 1, 2001, the Company acquired all of the outstanding common shares of Mid-America for $150,000. The consideration of $150,000 is due $50,000 at closing and $50,000 each in August 2002 and 2003. Mid-America owns a racing permit entitling it to conduct harness horse racing, typically immediately following the racing season of the Company. The lease of racing facilities between Mid-America and the Company was terminated as of the acquisition date.

                  The acquisition will be accounted for under the purchase method. Accordingly, the assets, liabilities, and the results of operations of Mid-America will be reflected in the financial statements of the Company from the acquisition date.

                  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

                  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS No. 141), Business Combinations, which provides that all business combinations should be accounted for under the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will apply the provisions of FAS 141 to the August 2001 acquisition of Mid-America Racing Association, Inc., and to any future business combinations.

                  In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 provides that goodwill should not be amortized but should be tested for impairment at least annually using a fair-value based approach. In addition, FAS 142 provides that intangible assets other than goodwill should be amortized over their finite useful lives and the remaining useful life of the asset be evaluated each reporting period. Intangible assets determined to have indefinite useful lives should not be amortized but should be tested for impairment at least annually. FAS 142 is effective for the Company beginning November 1, 2002. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. The Company will be required to perform a transitional impairment test under FAS 142 for

SCIOTO DOWNS, INC.

OTHER INFORMATION
-------------------------------------------------------------------------------

                  all goodwill recorded as of November 1, 2002. Any impairment loss recorded as a result of completing the transitional test will be treated as a change in accounting principle. Any goodwill resulting from the August 2001 purchase of Mid-America Racing Association, Inc. will not be amortized in accordance with FAS 142. Management of the Company is currently analyzing the impact of FAS 142 and is unable to estimate the impact of the adoption of FAS 142 at this time.

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

SCIOTO DOWNS, INC.

OTHER INFORMATION
-------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

     ITEM 1.    Legal Proceedings - None

     ITEM 2.    Changes in Securities - None

     ITEM 3.    Defaults Upon Senior Securities - None

     ITEM 4.    Submission of Matters to a Vote of Security Holders - None

     ITEM 5.    Other Information - None

     ITEM 6.    Exhibits and Reports on Form 8-K:

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCIOTO DOWNS, INC.
                                              -----------------------
                                                    Registrant



DATE: September 14, 2001                      BY: /s/ Edward T. Ryan
      ------------------                          ------------------
                                                  Edward T. Ryan
                                                  President


DATE: September 14, 2001                      BY: /s/ Richard J. Fiore
      ------------------                          --------------------
                                                  Richard J. Fiore
                                                  Chief Financial Officer