Form 10-K
period 2001-10-31
SCIOTO DOWNS INC
filed 2002-01-29
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549











                                    FORM 10-K

                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001









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

For the fiscal year ended          October 31, 2001
                           ---------------------------------------------------
                                            OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                      to
from                         --------------------------------------------------
Commission file number       0-1365
                             --------------------------------------------------

                               SCIOTO DOWNS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Ohio                                             31-4440550
---------------------------------         ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

6000 South High Street, Columbus, Ohio                                  43207
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code            (614) 491-2515
                                                      ------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
----------------------            ---------------------------------------------

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

                        YES      X       NO
                              --------      -------

The aggregate market value of the Registrant's voting stock held by nonaffiliated stockholders as of January 9, 2002 was $4,581,576 or $12.90 per share.

Registrant has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of January 9, 2002 was 595,767.

Portions of the following documents are incorporated by reference:

1. Portions of the Annual Report to Stockholders for the year ended October 31, 2001 are incorporated by reference in Part II.

2. Portions of Scioto Downs, Inc.'s definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held February 28, 2002 are incorporated by reference in Part III.



The Exhibit index is on page 11.

                                     PART I


ITEM 1.  BUSINESS

         The Registrant's sole business is the ownership and operation of a harness horseracing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility started in 1959, and there has been no material change in the method of conducting this business. In addition to the racetrack itself, there are parking, grandstand, clubhouse and eating facilities for the Registrant's customers and barn and stable facilities for the horses. Revenue is derived primarily from commissions on pari-mutuel wagering (net of pari-mutuel taxes), admission fees to enter the facilities and concessions, programs and parking. In 2001, commissions on pari-mutuel wagering net of pari-mutuel taxes represented 72% of revenues, in 2000 65%, and in 1999 65%. In 2001, admissions represented 1% of revenues, in 2000 1%, and in 1999 2%. In 2001, revenues from concessions, parking and programs amounted to 7% of revenues, in 2000 10%, and in 1999 10%. During the last three years, average daily attendance has declined from 2,151 in 1999 to 1,927 in 2000 and to 1,900 in 2001. However, Registrant did not track attendance for people entering the facility prior to 6:00 p.m.
         The number of races conducted during a live racing program varies from 9 races during the week to 11 or 12 races on weekends. The nearest racetrack competition is Beulah Park, a thoroughbred horse racetrack approximately six miles away. Beulah Park typically conducts live racing from the middle of September until the first weekend of May, during which time Registrant is not open for live racing.
         Registrant conducts its business pursuant to a permit issued annually by the Ohio Racing Commission. All of the racing conducted by Registrant is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. The Ohio Racing Commission regulates and controls the forms of wagering that are permitted at the racetrack, the procedures to be followed as to wagering, the wagering information to be provided to the public, the number of races permitted during a racing program and the days and time of day racing will be permitted. The Commission also approves full-card simulcasting schedules. All persons who work at the racetrack must be licensed by the Ohio Racing Commission. All owners, trainers, drivers and other persons involved in the racing program must be licensed by the Ohio Racing Commission. For the period covered by this report, Registrant was issued a permit by the Ohio Racing Commission to conduct harness live racing at its facilities for a period of 105 days, together with full-card simulcasting on those days and an additional 31 days, (Sundays and Mondays).
     Except on special occasions, such as Memorial Day, July 4 and Labor Day, Registrant conducts its racing at night. The 136-day racing period in 2001 commenced May 4, 2001 and continued through

July 17, 2001 and re-commenced on August 1, 2001 through September 29, 2001. Registrant leased its facilities to Mid-America Racing Association, Inc., which conducted full-card simulcasting for ten live racing days and had an additional four dark days prior to its acquisition effective by the Registrant.
     On August 1, 2001, Registrant purchased all of the outstanding shares of Mid-America Racing Association, Inc., which owns a racing permit entitling it to conduct harness horseracing. Registrant commenced operations on August 1, 2001 under the Mid-America Racing Association, Inc. permit through September 30, 2001. The lease of racing facilities between Mid-America Racing Association, Inc. and the Registrant was terminated as of the acquisition date.
     During 2001, major racing programs conducted at Registrant's facilities included the Little Brown Jug Preview, the Scarlet O'Hara, the Pink Bonnet, the Ohio Sires Stakes events, and Ohio Fair stakes events. Forms of competition faced by Registrant during its summer racing schedule include, in addition to the normal summer events, professional baseball (minor league in Columbus and major league in Cincinnati and Cleveland), outdoor music concerts and other similar entertainment events. Legalized gaming has been approved at specific locations in Indiana, Kentucky, West Virginia, New York, and Michigan. At the present time, there is not sufficient information to determine if these gambling opportunities had a noticeable effect upon the wagering conducted at Registrant's facility.
     In 1997, the Ohio legislature approved legislation, which permits full-card simulcasting at racetracks in Ohio. This legislation enables Ohio racetracks to bring in to their facilities via television day and night full race programs conducted at racetracks located inside and outside the state of Ohio. During its regular racing meet from May to July, Registrant shows at its facility via television during the day and night races being conducted at other tracks in Ohio and tracks outside of Ohio. Customers at Registrant's facility are able to wager on all of these races.
     As a result of this legislation, Registrant and its nearest racetrack competitor, Beulah Park, could be open year round conducting both live racing and simulcast programs in competition with each other. As a result, Registrant and Beulah Park entered into an agreement not to be open at the same time. Pursuant to this agreement, during 1999 Beulah Park operated from the middle of September to the first of May while Registrant was closed. During this period of time, simulcasting revenues derived from simulcasting at Beulah Park when it is not conducting live racing was, after deducting of certain expenses, shared with the Registrant. The Registrant terminated its simulcasting agreement with Beulah Park in September 2000. Overall, during 2001wagering on live racing continued to decline, and the additional wagering on simulcast races offset the decline in wagering on live racing. No live racing has been conducted at Registrant's facilities since September 29, 2001.
     During 2001, the Registrant implemented a plan to utilize its facilities during the non-live and live racing seasons to generate additional revenue and cash flow. Beginning January 1, 2001, the Registrant commenced year-round simulcasting with the permission of the Ohio State Racing Commission. The Registrant operated full-card simulcasting operations from January 1, 2001 through May 3, 2001, and re-commenced on September 30, 2001, following the live racing season. In addition, the Registrant has expanded the rental of its facilities and storage areas to various entities. Prior to 2001, small trade shows and the Standard Bred Yearling sale were the only significant sources of additional revenue from the horseracing operations. Other revenue sources are being researched for the future.
     Existing live racing, pari-mutuel wagering and other operations are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely. Any significant increase in governmental regulation could materially adversely affect the business, financial condition, and results of operations. Future expansion of gaming operations will likely require additional licenses, registrations, permits and approvals. The licensing process can be both lengthy and costly, and there is no assurance of success.
     During racing seasons, the Registrant employed approximately 350 people, most all of whom are pari-mutuel clerks employed during the hours the track is open for simulcasting and live racing, which is approximately twelve noon to midnight. As a part of the full-card simulcast racing program, Registrant sends its live races via television to all other tracks in Ohio and as many facilities outside the state of Ohio that it can contract with to receive the signal, which could be as many as 25 facilities. Registrant receives a percentage (in most instances 3%) of the amount wagered on its races at these other facilities outside the state of Ohio. Total export signal revenue was $511,857 in 2001, $273,628 in 2000 and $241,959 in 1999.

ITEM 2.        PROPERTIES

     Registrant's place of business is located at 6000 South High Street, Columbus, Ohio. Registrant owns in fee approximately 173 acres of land at this location. Situated thereon are the physical facilities necessary for the operation of a harness horseracing business, including the race track, grandstand with a capacity of 10,000, and enclosed clubhouse buildings with a capacity for 1,500 customers, in which are located eating and pari-mutuel wagering facilities (including simulcasting), barns, a paddock, and related facilities for the horses, drivers, and trainers. In addition, a substantial (approximately 6,000-space) parking area is provided for customers. These facilities are used fully during the racing season, which covers 136 days commencing in May and ending September 30.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

The following items are incorporated herein by reference from the indicated pages of the Annual Report to Stockholders for the fiscal year ended October 31, 2001:

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

         Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the definitive Proxy Statement of the Registrant dated February 3, 2001, relating to the Annual Meeting of Stockholders to be held on February 28, 2001.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                               SCIOTO DOWNS, INC.
  Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                                              REFERENCE PAGE
                                                                               ---------------------------------------------
                                                                                    FORM 10-K             ANNUAL REPORT
                                                                                  ANNUAL REPORT          TO STOCKHOLDERS
                                                                               ---------------------  ----------------------
(a.)   1.  Consolidated Financial Statements
           ---------------------------------------------------------------
           Data incorporated by reference from the attached 2001 Annual Report to Stockholders of Scioto Downs, Inc.:
                  Report of Independent Accountants                                                                1
                  Consolidated Balance Sheets at October 31, 2001 and 2000                                         2
                  Consolidated Statements of Operations for the years ended
                      October 31, 2001, 2000 and 1999                                                              4
                  Consolidated Statements of Stockholders' Equity for the years
                      ended October 31, 2001, 2000 and 1999                                                        5
                  Consolidated Statements of Cash Flows for the years ended
                      October 31, 2001, 2000 and 1999                                                              6
                  Notes to Consolidated Financial Statements                                                       7

(a)    2.  Financial Statement Schedules
           ---------------------------------------------------------------
           Financial statement schedules are omitted because they are not required or are not applicable.
(a)    3.  Exhibits
           ---------------------------------------------------------------
           See Index to Exhibits at Page 12.
(b)        Reports on Form 8-K
           ---------------------------------------------------------------
           Scioto Downs, Inc. filed a current report on Form 8-K dated August
           17, 2001, amended by Form 8-K/A filed on October 15, 2001, reporting the closing of the transactions pursuant to the agreement of the acquisition of all of the outstanding stock of Mid-America Racing
           Association, Inc. Pursuant to the Form 8-K/A, financial statements were filed for Mid-America Racing Association, Inc. as of and for the
           years ended October 31, 2000 and 1999, unaudited financial statements as of and for the nine months ended July 31, 2001 and 2000, and unaudited proforma financial statements of Scioto Downs, Inc.
           combined with Mid-America Racing Association, Inc. as of and for the nine months ended July 31, 2001 and for the year ended October 31, 2000.
(c)        See Index to Exhibits at Page 12.
(d)        Not applicable or not required
(e)        Not applicable.

                                   SIGNATURES
                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCIOTO DOWNS, INC. (Registrant)


                                        --------------------------------------
                                        By /s/ Edward T. Ryan
                                        --------------------------------------
                                        President, Chief Operating Officer,
                                        --------------------------------------
                                        Title



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                                -----------------------------------------------
Date:      January 28, 2002     By /s/ Edward T. Ryan
                                -----------------------------------------------
                                President, Chief Operating Officer,
                                -----------------------------------------------
                                Title


                                -----------------------------------------------
Date:      January 28, 2002     By /s/ LaVerne A. Hill
                                -----------------------------------------------
                                Vice President, Director
                                -----------------------------------------------
                                Title

                                -----------------------------------------------
Date:      January 28, 2002     By /s/ William C. Heer
                                -----------------------------------------------
                                Treasurer, Director
                                -----------------------------------------------
                                Title

                                -----------------------------------------------
Date:      January 28, 2002     By /s/ Richard H. McClelland
                                -----------------------------------------------
                                Director
                                -----------------------------------------------
                                Title

                                -----------------------------------------------
Date:      January 28, 2002     By /s/ John F. Fissell
                                -----------------------------------------------
                                Director
                                -----------------------------------------------
                                Title

                                -----------------------------------------------
Date:      January 28, 2002     By /s/ Richard J. Fiore
                                -----------------------------------------------
                                Chief Financial Officer
                                -----------------------------------------------
                                Title

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 2001

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