Form 10-Q
period 2002-01-31
SCIOTO DOWNS INC
filed 2002-03-15
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2002
                               ----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

         Commission File Number 0-1365
                                ------------------------------------------

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

The number of common shares outstanding at March 12, 2002:
                            595,767, par value $1.05
                            ------------------------


                                                                                                          PAGES
                                                                                                      --------------
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets at January 31, 2002, October 31, 2001
               and January 31, 2001                                                                        1-2

             Consolidated Statements of Operations for the three months ended
               January 31, 2002 and 2001                                                                    3

             Consolidated Statements of Cash Flows for the three monthss ended
               January 31, 2002 and 2001                                                                    4

             Notes to the Consolidated Financial Statements                                                5-6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                   7-9

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     9

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                             10

    Item 2.  Changes in Securities                                                                         10

    Item 3.  Defaults Upon Senior Securities                                                               10

    Item 4.  Submission of Matters to a Vote of Security Holders                                           10

    Item 5.  Other Information                                                                             10

    Item 6.  Exhibits and Reports on Form 8-K                                                              10

SIGNATURES                                                                                                 11

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2002, OCTOBER 31, 2001 AND JANUARY 31, 2001


                                                                JANUARY 31,         OCTOBER 31,        JANUARY 31,
                                                                   2002                2001                2001
                                                                -----------         -----------        -----------
                                                                (UNAUDITED)                            (UNAUDITED)
  ASSETS

Current assets
    Cash and cash equivalents                                       $  295,938          $  418,688        $ 1,075,240
    Restricted cash                                                     59,640              42,693            310,963
    Accounts receivable, net of allowance for
      doubtful accounts of $129,098
      at January 31, 2001                                               72,773             548,371             13,000
    Accounts receivable--related party                                       -                   -             25,609
    Prepaid expenses and other                                          57,118              58,628             28,810
    Deferred income taxes                                                    -                   -             89,000
                                                                   -----------         -----------        -----------
      Total current assets                                             485,469           1,068,380          1,542,622
                                                                   -----------         -----------        -----------


Property and equipment, at cost                                     20,683,942          20,688,018         20,452,851
    Less accumulated depreciation                                   15,147,084          15,008,085         14,561,493
                                                                   -----------         -----------        -----------

      Total property and equipment                                   5,536,858           5,679,933          5,891,358
                                                                   -----------         -----------        -----------
Accounts receivable--related party                                           -                   -             32,107
Other noncurrent assets                                                 38,053              38,053             88,524
Racing permit                                                          755,760             755,760                  -
                                                                   -----------         -----------        -----------

        Total assets                                               $ 6,816,140         $ 7,542,126        $ 7,554,611
                                                                   ===========         ===========        ===========



CONTINUED

CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2002, OCTOBER 31, 2001 AND JANUARY 31, 2001


                                                                      JANUARY 31,       OCTOBER 31,       JANUARY 31,
                                                                         2002              2001              2001
                                                                      -----------       -----------       ------------
                                                                      (UNAUDITED)                         (UNAUDITED)
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable, trade                                             $   515,372      $    465,579       $   227,863
    Dividends payable                                                             -            29,788                 -
    Current maturities, term debt                                           196,421           193,083           140,094
    Line of credit                                                          195,000           200,000                 -
    Accrued expenses                                                        284,821           378,010           346,872
    Purses payable and simulcast purse fund                                 308,324           363,355           380,212
                                                                        -----------      ------------       -----------

      Total current liabilities                                           1,499,938         1,629,815         1,095,041
                                                                        -----------      ------------       -----------
Minimum pension liability                                                   335,458           335,458           136,025
Accrued pension                                                             274,374           274,374                 -
Deferred income taxes                                                             -                 -            33,541
Term debt, net of current maturities                                      2,637,153         2,674,371         2,740,537
Stockholders' equity
    Common stock, $1.05 par value per share, issued
      and outstanding, 595,767 shares                                       625,555           625,555           625,555
    Capital in excess of par value of common stock                        2,037,300         2,037,300         2,037,300
    Accumulated (deficit) earnings                                         (258,180)          300,711           976,388
    Accumulated other comprehensive loss                                   (335,458)         (335,458)          (89,776)
                                                                        -----------      ------------       -----------

      Total stockholders' equity                                          2,069,217         2,628,108         3,549,467
                                                                        -----------      ------------       -----------
        Total liabilities and stockholders' equity                       $6,816,140       $ 7,542,126        $7,554,611
                                                                        ===========      ============       ===========


   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)


                                                                                           2002             2001

Pari-mutuel commissions and breakage                                                      $2,050,807        $ 539,243
    Less pari-mutuel taxes                                                                   313,118           74,572
                                                                                      ---------------  ---------------

                                                                                           1,737,689          464,671

Operating revenues, other                                                                    133,170           53,556
                                                                                      ---------------  ---------------

                                                                                           1,870,859          518,227

Operating expenses:
    Purses                                                                                   777,236          207,547
    Salaries and wages                                                                       444,856          187,442
    Simulcasting fees                                                                        306,273           89,259
    Depreciation                                                                             142,384          131,490
    Other operating and general expense                                                      699,894          462,878
                                                                                      ---------------  ---------------

                                                                                           2,370,643        1,078,616
                                                                                      ---------------  ---------------

      Loss from operations                                                                  (499,784)        (560,389)

(Loss) gain on disposal of assets                                                               (691)           3,526

Net interest expense                                                                         (58,416)         (38,559)
                                                                                      ---------------  ---------------

      Net loss before income tax benefit                                                    (558,891)        (595,422)

Income tax benefit                                                                                 -           89,000
                                                                                      ---------------  ---------------

      Net loss                                                                            $ (558,891)      $ (506,422)
                                                                                      ---------------  ---------------

Net loss per common share--basic and diluted                                                 $   (.94)        $   (.85)
                                                                                      ---------------  ---------------

Weighted average common shares outstanding--basic and diluted                                 595,767          595,767
                                                                                      ---------------  ---------------



      The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)


                                                                                            2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                $ (558,891)       $ (506,422)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation                                                                           142,384           131,490
        Loss (gain) on disposal of assets                                                          691            (3,526)
        Deferred income taxes                                                                        -           (89,000)
        Changes in assets and liabilities:
           Accounts receivable                                                                 475,598           144,047
           Accounts receivable, related party                                                        -           (38,320)
           Prepaid expenses and other                                                            1,510            (6,608)
           Accounts payable and purses payable and simulcast purse fund                         (5,238)          493,070
           Accounts payable, related party                                                           -           (78,078)
           Accrued expenses                                                                    (93,189)            6,971
           Other assets                                                                              -           (10,000)
                                                                                       ----------------  ----------------

      Net cash (used in) provided by operating activities                                      (37,135)           43,624
                                                                                       ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in restricted cash                                                            (16,947)         (295,159)
    Purchase of equipment                                                                            -          (155,115)
    Proceeds from sale of equipment                                                                  -             3,526
                                                                                       ----------------  ----------------

      Net cash used in investing activities                                                    (16,947)         (446,748)
                                                                                       ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                             (29,788)                -
    Payments on term debt and line of credit                                                   (38,880)          (32,290)
                                                                                       ----------------  ----------------

      Net cash used in financing activities                                                    (68,668)          (32,290)
                                                                                       ----------------  ----------------

Net decrease in cash and cash equivalents                                                     (122,750)         (435,414)

Cash and cash equivalents, beginning of period                                                 418,688         1,510,654
                                                                                       ----------------  ----------------

Cash and cash equivalents, end of period                                                     $ 295,938        $1,075,240
                                                                                       ----------------  ----------------



      The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

         The accompanying consolidated financial statements include the accounts of Scioto Downs, Inc. and its wholly owned subsidiary, Mid-America Racing Association, Inc. (Mid-America) from its acquisition date of August 1, 2001, collectively referred to as Scioto Downs or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Scioto Downs' Annual Report on Form 10-K. Reference should be made to the Company's 2001 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The accompanying financial statements have been prepared assuming that Scioto Downs will continue as a going concern. The Company has incurred recurring losses from operations, negative cash flows from operations and has a working capital deficit at January 31, 2002. Management believes that with various operational changes and costs controls it can improve income and cash flow. However, if Management's plan does not produce the desired results the Company's financial position will not improve.

         The year-end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.


2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has determined at January 31, 2002 that it is more likely than not that all deferred tax assets will not be realized and, therefore, has recorded a full valuation allowance.


3.       ACQUISITION

         On August 1, 2001, Scioto Downs, Inc. acquired all of the outstanding common shares of Mid-America. The assets, liabilities, and results of Mid-America's operations have been reflected in the consolidated financial statements of Scioto Downs from the acquisition date. The consideration was $150,000, for which the Company issued non-interest-bearing promissory notes, which were due $50,000 at closing and $50,000 each in August 2002 and 2003. Mid-America owns a racing permit entitling it to conduct harness horseracing, typically immediately following the live racing season of Scioto Downs, Inc. The lease of racing facilities between Mid-America and Scioto Downs, Inc. was terminated as of the acquisition date.

         The acquisition was accounted for under the purchase method. The total purchase price has been allocated to the tangible and intangible assets and liabilities of Mid-America based upon their estimated fair values.

         The following unaudited pro forma information is presented as if the August 1, 2001 acquisition of Mid-America had occurred on November 1, 2000:



                                                          THREE
                                                         MONTHS
                                                          ENDED
                                                        JANUARY 31,
                                                          2001
                                                    ----------------

                 Net revenues                             $ 529,256

                 Net loss                                  (701,506)

                 Earnings per common share:
                     Basic and diluted                        (1.18)


         This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of November 1, 2000, nor is it necessarily indicative of future operating results.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets at January 31, 2002 and October 31, 2001, and for the consolidated statements of operations for the three months ended January 31, 2002 and 2001.

              This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

              Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "project", and similar expressions, among others, identify "forward-looking statements", which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. The Company disclaims any obligation to update any forward-looking statement.

              GENERAL

              Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first quarter of 2002, the Company continued to service the debt on the clubhouse and the simulcasting equipment with funds generated during the 2001 racing season and the 2002 simulcasting season.

              The live racing season at Scioto Downs annually falls within the third and fourth quarters, ending in September.

              Beginning January 1, 2001, the Company commenced year-round simulcasting.

              On August 1, 2001, Scioto Downs, Inc. purchased all of the outstanding shares of Mid-America. The lease of the racing facilities between Mid-America and Scioto Downs, Inc. was terminated as of the acquisition date. The results of operations of Mid-America from November 1, 2001 through January 31, 2002 are included in the results of operations discussed below.

              CRITICAL ACCOUNTING POLICIES AND ESTIMATES

              Scioto Downs' discussion and analysis of its financial condition and results of operations are based upon Scioto Downs' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Scioto Downs to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Scioto Downs evaluates its estimates, including those related to unclaimed purses, unclaimed winning tickets, bad debts, intangible assets, income taxes, pensions and other postretirement benefits, and contingencies and litigation. Scioto bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

              Scioto Downs believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Scioto Downs will perform impairment tests on the racing permit on an annual basis and between annual tests in certain circumstances. Such circumstances may include changes in industry and market conditions, including the potential for changes in Ohio gaming regulations. Our tests may determine that the value of this asset has been impaired and this would require a write-down of the recorded asset value. Scioto Downs records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Scioto Downs has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

              THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001

              Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses, and simulcasting fees. Purse expense represents payments into the simulcast purse fund.

              Salaries and wages increased by $257,414 to $444,856 for the three months ended January 31, 2002 from $187,442 for the three months ended January 31, 2001. The increase was due primarily to additional staffing needed for year-round simulcasting and the purchase of Mid-America. Operating and general expense increased by $237,016 due mainly to increases in utilities and rental expense, as well as in decoder fees and tote rental to support year-round simulcasting.

              The income tax benefit decreased to $0 from $89,000 for the three months ended January 31, 2002 and 2001, respectively, as a result of the recording of a full valuation allowance on deferred tax assets at January 31, 2002. The Company normally provides for income taxes based on the effective tax rate expected for the full year.

              LIQUIDITY AND CAPITAL RESOURCES

              Scioto Downs' cash and cash equivalents decreased to $295,938 as of January 31, 2002 as compared to $418,688 as of October 31, 2001.

              Net cash of $37,135 used for operating activities consisted of a net loss of $558,891, offset by noncash items of $143,075 and $378,681 provided by working capital and other activities. Net cash provided by working capital and other activities resulted primarily from a decrease in accounts receivable partially offset by a decrease in accrued expenses.

              Net cash used in investing activities was $16,948 for the first quarter in 2002 resulting from net receipts of restricted cash.

              Net cash used in financing activities of $68,668 consisted primarily of dividends paid of $29,788 and payments on term debt and the line of credit of $38,880.

              At January 1, 2002, the Company entered into an agreement with Beulah Park that reduced the number of hours both tracks compete against each other for simulcasting revenue. The desired result is a reduction in overhead and an increase in revenue.

              Scioto Downs' line of credit is in place and can be used to provide $305,000 of additional operating funds while the Company continues to implement cost reduction programs and new income streams.

              Management looks forward to improving results in 2002 based on changes that have been made and will continue to be made. However, if management's plan does not produce the desired results, the Company's financial position will not improve.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable

PART II.  OTHER INFORMATION

         ITEM 1.           Legal Proceedings--None

         ITEM 2.           Changes in Securities--None

         ITEM 3.           Defaults Upon Senior Securities--None

         ITEM 4.           Submission of Matters to a Vote of Security
                           Holders--None

         ITEM 5.           Other Information--None

         ITEM 6.           Exhibits and Reports on Form 8-K

                           (a) Exhibits--None

                           (b) Reports on Form 8-K - No reports on Form 8-K
                               were filed during the quarter ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SCIOTO DOWNS, INC.
                                               ------------------
                                                  Registrant


DATE:     March 12, 2002                    BY: /s/ Edward T. Ryan
          --------------                        ------------------
                                                Edward T. Ryan
                                                President



DATE:     March 12, 2002                    BY:  /s/ Richard J. Fiore
          --------------                         --------------------
                                                 Richard J. Fiore
                                                 Chief Financial Officer