Form 10-Q
period 2002-04-30
SCIOTO DOWNS INC
filed 2002-06-14
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2002
                               -------------------------------

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

             Commission File Number 0-1365
                                    -------------------------
                               SCIOTO DOWNS, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                    31-4440550
------------------------------------     --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

               6000 SOUTH HIGH STREET, COLUMBUS, OHIO     43207
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 491-2515
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No _____
    ---------

The number of common shares outstanding at June 7, 2002:
                                           ------------
                                  595,767, par value $1.05
                                  ------------------------

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                     PAGES
                                                                                                  ----------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at April 30, 2002, October 31, 2001
             and April 30, 2001                                                                         1-2

           Consolidated Statements of Operations for the three-month and
             six-month periods ended April 30, 2002 and 2001                                             3

           Consolidated Statements of Cash Flows for the six-month periods ended
             April 30, 2002 and 2001                                                                     4

           Notes to Consolidated Financial Statements                                                   5-7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                   8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                            11

  Item 2.  Changes in Securities                                                                        11

  Item 3.  Defaults Upon Senior Securities                                                              11

  Item 4.  Submission of Matters to a Vote of Security Holders                                          11

  Item 5.  Other Information                                                                            11

  Item 6.  Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                              12

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT APRIL 30, 2002, OCTOBER 31, 2001 AND APRIL 30, 2001
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                                                          APRIL 30,      OCTOBER 31,     APRIL 30,
                                                             2002           2001            2001
                                                        ------------    ------------    ------------
                                                         (UNAUDITED)                     (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents                           $    486,190    $    418,688    $    769,942
    Restricted cash                                          785,870          42,693       1,112,185
    Accounts receivable, related party and other, net
      of allowance for doubtful accounts of
      $228,967 at April 30, 2001                             108,286         548,371          55,191
    Prepaid expenses and other                                81,474          58,628          64,320
    Deferred income taxes                                          -               -         174,000
                                                        ------------    ------------    ------------

      Total current assets                                 1,461,820       1,068,380       2,175,638
                                                        ------------    ------------    ------------

Property and equipment, at cost                           20,692,899      20,688,018      20,629,986
    Less accumulated depreciation                        (15,287,324)    (15,008,085)    (14,714,925)
                                                        ------------    ------------    ------------

      Total property and equipment, net                    5,405,575       5,679,933       5,915,061
                                                        ------------    ------------    ------------

Other noncurrent assets                                       38,053          38,053          62,341
Racing permit                                                755,760         755,760               -
                                                        ------------    ------------    ------------

        Total assets                                    $  7,661,208    $  7,542,126    $  8,153,040
                                                        ============    ============    ============

CONTINUED

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT APRIL 30, 2002, OCTOBER 31, 2001 AND APRIL 30, 2001
--------------------------------------------------------------------------------


                                                      APRIL 30,     OCTOBER 31,     APRIL 30,
                                                         2002          2001           2001
                                                     -----------    -----------    -----------
                                                     (UNAUDITED)                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                          $   623,073    $   465,579    $   297,175
    Current maturities, term debt                        199,314        193,083        145,376
    Line of credit                                       175,000        200,000
    Accrued expenses                                     356,708        378,010        377,702
    Deferred revenue                                     456,290              -        167,475
    Purses payable and simulcast purse fund            1,063,689        363,355      1,227,242
    Dividends payable                                          -         29,788              -
                                                     -----------    -----------    -----------

      Total current liabilities                        2,874,074      1,629,815      2,214,970
                                                     -----------    -----------    -----------

Minimum pension liability                                335,458        335,458        136,025
Accrued pension                                          274,374        274,374              -

Deferred income taxes                                          -              -         33,541

Term debt, net of current maturities                   2,598,476      2,674,371      2,701,074

Stockholders' equity
    Common stock, $1.05 par value per share,
      issued and outstanding: 595,767 shares             625,555        625,555        625,555
    Capital in excess of par value of stock            2,037,300      2,037,300      2,037,300
    Accumulated (deficit) earnings                      (748,571)       300,711        494,351
    Accumulated other comprehensive loss                (335,458)      (335,458)       (89,776)
                                                     -----------    -----------    -----------

      Total stockholders' equity                       1,578,826      2,628,108      3,067,430
                                                     -----------    -----------    -----------

        Total liabilities and stockholders' equity   $ 7,661,208    $ 7,542,126    $ 8,153,040
                                                     ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE THREE-MONTH          FOR THE SIX-MONTH
                                                   PERIODS ENDED               PERIODS ENDED
                                                      APRIL 30,                  APRIL 30,
                                           --------------------------    --------------------------
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------

OPERATING REVENUES
    Pari-mutuel commissions and breakage   $ 2,482,943    $ 2,315,522    $ 4,533,750    $ 2,854,765
      Less pari-mutuel taxes                   379,556        324,867        692,674        399,439
                                           -----------    -----------    -----------    -----------

                                             2,103,387      1,990,655      3,841,076      2,455,326

    Other operating revenues                   124,690        167,075        257,860        220,631
                                           -----------    -----------    -----------    -----------

                                             2,228,077      2,157,730      4,098,936      2,675,957
                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Purses                                     939,263        882,998      1,716,499      1,090,545
    Salaries and wages                         441,957        325,690        886,813        513,132
    Simulcasting fees                          366,076        377,648        672,349        466,907
    Depreciation                               140,011        153,431        282,395        284,921
    Other operating and general expenses       776,101        980,710      1,475,995      1,443,588
                                           -----------    -----------    -----------    -----------

                                             2,663,408      2,720,477      5,034,051      3,799,093
                                           -----------    -----------    -----------    -----------

      Loss from operations                    (435,331)      (562,747)      (935,115)    (1,123,136)

Other income (expense)                               -         42,486           (691)        46,012

Net interest expense                           (55,060)       (46,776)      (113,476)       (85,335)
                                           -----------    -----------    -----------    -----------

      Net loss before income tax benefit      (490,391)      (567,037)    (1,049,282)    (1,162,459)

Income tax benefit                                   -         85,000              -        174,000
                                           -----------    -----------    -----------    -----------

      Net loss                             $  (490,391)   $  (482,037)   $(1,049,282)   $  (988,459)
                                           ===========    ===========    ===========    ===========

Net loss per common share--basic
    and diluted                            $      (.82)   $      (.81)   $     (1.76)   $     (1.66)
                                           ===========    ===========    ===========    ===========

Weighted average common shares
    outstanding--basic and diluted             595,767        595,767        595,767        595,767
                                           ===========    ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
(UNAUDITED)
--------------------------------------------------------------------------------

                                                              2002           2001
                                                           -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                               $(1,049,282)   $  (988,459)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                          282,395        284,921
        Provision for losses on accounts receivable                  -        227,962
        Deferred income taxes                                        -       (174,000)
        Write-down of investment                                     -         16,183
        Loss (gain) on disposal of assets and settlement           691        (62,197)
        Changes in current assets and liabilities:
           Accounts receivable                                 440,085       (106,710)
           Prepaid expenses and other                          (22,846)       (42,118)
           Accounts payable                                    157,494        173,706
           Deferred revenue                                    456,290        167,475
           Accrued expenses                                    (21,302)        37,801
           Purses payable and simulcast purse fund             700,334      1,157,628
                                                           -----------    -----------

      Net cash provided by operating activities                943,859        692,192
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net restricted cash receipts                              (743,177)    (1,096,381)
    Purchase of equipment                                       (8,728)      (273,578)
    Proceeds from sale of equipment                                  -          3,526
                                                           -----------    -----------

      Net cash used in investing activities                   (751,905)    (1,366,433)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on term debt                                      (94,664)       (66,471)
    Dividends paid                                             (29,788)             -
                                                           -----------    -----------

      Net cash used in financing activities                   (124,452)       (66,471)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents            67,502       (740,712)

Cash and cash equivalents, beginning of period                 418,688      1,510,654
                                                           -----------    -----------

Cash and cash equivalents, end of period                   $   486,190    $   769,942
                                                           ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

         The accompanying unaudited consolidated financial statements include the accounts of Scioto Downs, Inc. and its wholly owned subsidiary, Mid-America Racing Association, Inc. (Mid-America) from its acquisition date of August 1, 2001, collectively referred to as Scioto Downs or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in the Company's annual report on Form 10-K. The year-end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the Untied States of America. Reference should be made to the Company's 2001 Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

         The accompanying financial statements have been prepared assuming that Scioto Downs will continue as a going concern. The Company has incurred recurring losses from operations, negative cash flows from operations and has a working capital deficit at April 30, 2002. Management has developed plans to improve operating results in 2002 that include changes that have been made and will continue to be made. These plans are dependent, in part, on a successful live racing season. However, to date results have not improved to the degree expected. If management's plans do not produce the desired results, the Company's financial position will not improve and it will need to consider other sources of liquidity to support its operations.


2.       INCOME TAXES

         The Company's estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has determined at April 30, 2002 that it is more likely than not that the deferred tax assets will not be realized, and, therefore, has recorded a full valuation allowance.

3.       DEFERRED REVENUE

         Deferred revenue represents cash received for entry fees and monies added by others, sustaining and nominating fees, unearned rental income, and advance ticket sales. Monies added by others represent sponsor contributions to the purse awards. Due to the seasonal nature of the business, these revenues are generally deferred during the first two quarters of the fiscal year, until the commencement of the live racing season.

4.       COMMITMENTS AND CONTINGENCIES

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

5.       RELATED-PARTY ACCOUNTS RECEIVABLE

         At April 30, 2001, the Company had an outstanding receivable from Mid-America Racing Association, Inc., a related party prior to its acquisition August 1, 2001, of $227,962. This amount was fully reserved as of April 30, 2001 due to uncertainty of its collectibility.


6.       ACQUISITION

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

         The following unaudited pro forma information is presented as if the August 1, 2001 acquisition of Mid-America had occurred on November 1, 2000:

                                           THREE MONTHS    SIX MONTHS
                                              ENDED           ENDED
                                             APRIL 30,      APRIL 30,
                                               2001           2001
                                            -----------    -----------

               Net revenue                  $ 2,170,778    $ 2,700,034

               Net loss                        (750,619)    (1,452,125)

               Earnings per common share:
                   Basic and diluted              (1.26)         (2.44)



         This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of November 1, 2000, nor is it necessarily indicative of future operating results.


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

         FASB Statement No. 13, "Accounting for Leases," regarding the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to other authoritative pronouncements. The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company is in the process of evaluating the impact on the consolidated financial statements of the adoption of SFAS No. 145.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION, CONT.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets at April 30, 2002 and October 31, 2001, and for the consolidated statements of operations for the three and six month periods ended April 30, 2002 and 2001.

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

                      GENERAL

                      Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first and second quarters of 2002, the Company continued to service the debt on the Clubhouse and the simulcasting equipment with funds generated during the 2001 racing season and the 2002 simulcasting season.

                      The racing season at Scioto Downs annually falls within the third and fourth quarters, ending in September.

                      Beginning January 1, 2001, the Company commenced year-round simulcasting.

                      On August 1, 2001, the Company purchased all of the outstanding shares of Mid-America. The lease of the racing facilities between Mid-America and the Company was terminated as of the acquisition date. The results of operations of Mid-America from November 1, 2001 through April 30, 2002 are included in the results of operations discussed below.

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

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

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


                      THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes and purses. Purse expense represents payments into the simulcast purse fund.

                      Salaries and wages increased by $116,267 to $441,957 for the three months ended April 30, 2002. The increase was due primarily to the inclusion of salaries for Mid-America employees. Operating and general expense decreased by $204,609 due mainly to a related party receivable reserve of $227,962 recognized during the three months ended April 30, 2001, partially offset by higher utility costs, real estate and personal property taxes in the three months ended April 30, 2002. Management did achieve reductions in repairs and maintenance and advertising expenses.

                      The income tax benefit decreased to $0 from $85,000 for the three months ended April 30, 2002 and 2001, respectively, as a result of the recording of a full valuation allowance on deferred tax assets at April 30, 2002. The Company normally provides for income taxes in interim periods based on the effective tax rate expected for the full year.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

                      SIX MONTHS ENDED APRIL 30, 2002 COMPARED TO SIX MONTHS ENDED APRIL 30, 2001

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting fees. Purse expense represents payments into the simulcast purse fund.

                      Salaries and wages increased by $373,681 to $886,813 for the six months ended April 30, 2002 as compared to the six months ended April 30, 2001. The increase was due primarily to the inclusion of salaries for Mid-America employees and to additional staffing needed for year-round simulcasting. Operating and general expense increased by $32,407 due mainly to increases in utilities, real estate and personal property taxes. Included in general expense for the six months ended April 30, 2001 is a reserve of approximately $227,962 for a related-party receivable balance.

                      The income tax benefit decreased to $0 from $174,000 for the six months ended April 30, 2002 and 2001, respectively, as a result of the recording of a full valuation allowance on deferred tax assets at April 30, 2002. The Company normally provides for income taxes based on the effective tax rate expected for the full year.

                      LIQUIDITY AND CAPITAL RESOURCES

                      Scioto Downs' cash and cash equivalents increased to $486,190 as of April 30, 2002 as compared to $418,688 as of October 31, 2001.

                      Net cash of $943,859 provided by operating activities for the six months ended April 30, 2002 consisted primarily of a decrease in accounts receivable and increases in accounts payable, deferred revenue, purses payable, and simulcast purse fund.

                      Net cash used in investing activities was $751,905 for the six months ended April 30, 2002 resulting from net receipts of restricted cash.

                      Net cash used in financing activities of $124,452 consisted primarily of dividends paid of $29,788 and payments on term debt and the line of credit of $94,664.

                      At January 1, 2002, the Company entered into an agreement with Beulah Park that reduced the number of hours both tracks compete against each other for simulcasting revenue. The desired result is a reduction in overhead and an increase in revenue.

                      Scioto Downs' line of credit is in place and can be used to provide $325,000 of additional operating funds while the Company continues to implement cost reduction programs and new income streams.

                      Management has developed plans to improve operating results in 2002 that include changes that have been made and will continue to be made. These plans are dependent, in part, on a successful live racing season. However, to date results have not improved to the degree expected. If management's plans do not produce the desired results, the Company's financial position will not improve and it will need to consider other sources of liquidity to support its operations.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

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

         ITEM 3.    Defaults Upon Senior Securities--None

         ITEM 4.    Submission of Matters to a Vote of Security Holders--None

         ITEM 5.    Other Information--None

         ITEM 6.    Exhibits and Reports on Form 8-K:

                    (a)      Exhibits--None

                    (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SCIOTO DOWNS, INC.
                                              ---------------------------------
                                                         Registrant


DATE:        6/14/02                          BY: /s/ Edward T. Ryan
        -------------------------------           -----------------------------
                                                  Edward T. Ryan, President



DATE:        6/14/02                          BY:  /s/ Richard J. Fiore
        --------------------------------           ----------------------------
                                                   Richard J. Fiore
                                                   Chief Financial Officer