Form 10-Q
period 2002-07-31
SCIOTO DOWNS INC
filed 2002-09-16
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 31, 2002
                               -------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

         Commission File Number 0-1365
                                      ------------------------------------

                               SCIOTO DOWNS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                             31-4440550
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                6000 SOUTH HIGH STREET, COLUMBUS, OHIO     43207
                --------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

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
Yes     X         No
    ---------        ---------

The number of common shares outstanding at September 16, 2002:
                                           ------------------
                                        595,767, par value $1.05
                                        ------------------------

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                 PAGES
                                                                                            ----------------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets at July 31, 2002, October 31, 2001
               and July 31, 2001                                                                  1-2

             Consolidated Statements of Operations for the three-month and
               nine-month periods ended July 31, 2002 and 2001                                     3

             Consolidated Statements of Cash Flows for the nine-month periods ended
               July 31, 2002 and 2001                                                              4

             Notes to Consolidated Financial Statements                                           5-7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         8-11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           12

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                    13

    Item 2.  Changes in Securities                                                                13

    Item 3.  Defaults Upon Senior Securities                                                      13

    Item 4.  Submission of Matters to a Vote of Security Holders                                  13

    Item 5.  Other Information                                                                    13

    Item 6.  Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                        14

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2002, OCTOBER 31, 2001 AND JULY 31, 2001
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                                    JULY 31,       OCTOBER 31,      JULY 31,
                                                      2002            2001            2001
                                                  ------------    ------------    ------------
                                                   (UNAUDITED)                     (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents                     $    632,042    $    418,688    $    374,287
    Restricted cash                                    142,065          42,693          12,792
    Accounts receivable, net of allowance for
      doubtful accounts of $4,000, $0, and
      $802 at July 31, 2002, October 31, 2001
      and July 31, 2001, respectively                  333,738         548,371         372,788
    Prepaid expenses and other                          69,408          58,628          48,155
                                                  ------------    ------------    ------------

      Total current assets                           1,177,253       1,068,380         808,022
                                                  ------------    ------------    ------------

Property and equipment, at cost                     20,700,269      20,688,018      20,669,002
    Less accumulated depreciation                  (15,431,966)    (15,008,085)    (14,861,505)
                                                  ------------    ------------    ------------

      Total property and equipment, net              5,268,303       5,679,933       5,807,497
                                                  ------------    ------------    ------------

Accounts receivable--related party, net of
    allowance for doubtful accounts of $292,169
    at July 31, 2001                                         -               -         253,072

Other noncurrent assets                                 32,421          38,053          62,341
Racing permit                                          755,760         755,760               -
                                                  ------------    ------------    ------------

        Total assets                              $  7,233,737    $  7,542,126    $  6,930,932
                                                  ============    ============    ============







CONTINUED

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT JULY 31, 2002, OCTOBER 31, 2001 AND JULY 31, 2001
--------------------------------------------------------------------------------

                                                      JULY 31,      OCTOBER 31,      JULY 31,
                                                        2002           2001           2001
                                                     -----------    -----------    -----------
                                                     (unaudited)                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                          $   611,482    $   465,579    $   275,142
    Current maturities, term debt                        251,978        193,083        144,004
    Line of credit                                       130,000        200,000              -
    Accrued expenses                                     368,900        378,010        304,489
    Deferred revenue                                      61,179              -              -
    Purses payable and simulcast purse fund            1,279,592        363,355        425,001
    Dividends payable                                          -         29,788              -
                                                     -----------    -----------    -----------

      Total current liabilities                        2,703,131      1,629,815      1,148,636
                                                     -----------    -----------    -----------

Minimum pension liability                                335,458        335,458        136,025
Accrued pension                                          274,374        274,374              -

Term debt, net of current maturities                   2,512,403      2,674,371      2,666,523

Stockholders' equity
    Common stock, $1.05 par value per share,
      authorized: 3,600,000 shares, issued and
      outstanding: 595,767 shares                        625,555        625,555        625,555
    Capital in excess of par value of stock            2,037,300      2,037,300      2,037,300
    Accumulated (deficit) earnings                      (919,026)       300,711        406,669
    Accumulated other comprehensive loss                (335,458)      (335,458)       (89,776)
                                                     -----------    -----------    -----------

      Total stockholders' equity                       1,408,371      2,628,108      2,979,748
                                                     -----------    -----------    -----------

        Total liabilities and stockholders' equity   $ 7,233,737    $ 7,542,126    $ 6,930,932
                                                     ===========    ===========    ===========












  The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                        FOR THE THREE-MONTH            FOR THE NINE-MONTH
                                                           PERIODS ENDED                  PERIODS ENDED
                                                              JULY 31,                       JULY 31,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------

OPERATING REVENUES
     Pari-mutuel commissions and breakage          $  4,286,694    $  4,477,017    $  8,820,444    $  7,331,782
        Less pari-mutuel taxes                          638,841         597,108       1,331,515         996,547
                                                   ------------    ------------    ------------    ------------

                                                      3,647,853       3,879,909       7,488,929       6,335,235

     Export signal revenue                              296,910         229,721         337,417         229,721
     Admissions                                          86,513          79,137          86,513          79,137
     Concessions, program, parking and other            365,777         288,129         514,221         420,284
     Entry fees and purse monies added by others      1,086,088         760,563       1,086,088         760,563
     Rental income                                       36,290         103,930         105,199         103,930
     Pari-mutuel tax abatement earned                         -          81,642               -         170,118
                                                   ------------    ------------    ------------    ------------

                                                      5,519,431       5,423,031       9,618,367       8,098,988
                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES
     Purses                                           2,650,145       2,413,993       4,366,644       3,504,538
     Salaries and wages                                 972,093         848,788       1,858,906       1,361,920
     Simulcasting fees                                  534,024         482,567       1,206,373         949,474
     Depreciation                                       144,642         146,581         427,037         431,502
     Other operating and general expenses             1,324,265       1,424,221       2,800,260       2,867,809
                                                   ------------    ------------    ------------    ------------

                                                      5,625,169       5,316,150      10,659,220       9,115,243
                                                   ------------    ------------    ------------    ------------

        Income (loss) from operations                  (105,738)        106,881      (1,040,853)     (1,016,255)

Other (expense) income                                   (5,632)              -          (6,323)         46,012

Net interest expense                                    (59,085)        (54,104)       (172,561)       (139,439)
                                                   ------------    ------------    ------------    ------------

        Net (loss) income before income tax
           (expense) benefit                           (170,455)         52,777      (1,219,737)     (1,109,682)

Income tax (expense) benefit                                  -        (140,459)              -          33,541
                                                   ------------    ------------    ------------    ------------

        Net loss                                   $   (170,455)   $    (87,682)   $ (1,219,737)   $ (1,076,141)
                                                   ============    ============    ============    ============

Net loss per common share--basic
     and diluted                                   $       (.29)   $       (.15)   $      (2.05)   $      (1.81)
                                                   ============    ============    ============    ============

Weighted average common shares
     outstanding--basic and diluted                     595,767         595,767         595,767         595,767
                                                   ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(1,219,737)   $(1,076,141)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 427,037        431,502
        Provision for losses on accounts receivable                     4,000        292,971
        Deferred income taxes                                               -        (33,541)
        Write-down of investment                                        5,632              -
        Loss (gain) on disposal of assets and settlement                  691        (62,198)
        Changes in current assets and liabilities:
           Accounts receivable, trade and related party               210,633       (742,388)
           Prepaid expenses and other                                 (10,780)        (9,769)
           Accrued expenses                                            (9,110)       (35,412)
           Deferred revenue                                            61,179              -
           Accounts and purses payable and simulcast purse fund     1,062,140        507,060
                                                                  -----------    -----------

      Net cash provided by (used in) operating activities             531,685       (727,916)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net restricted cash (receipts) payments                           (99,372)         3,012
    Purchase of property and equipment                                (16,098)      (312,595)
    Proceeds from sale of equipment                                         -          3,526
                                                                  -----------    -----------

      Net cash used in investing activities                          (115,470)      (306,057)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on term debt                                            (173,073)      (102,394)
    Dividends paid                                                    (29,788)             -
                                                                  -----------    -----------

      Net cash used in financing activities                          (202,861)      (102,394)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  213,354     (1,136,367)

Cash and cash equivalents, beginning of period                        418,688      1,510,654
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $   632,042    $   374,287
                                                                  ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH
AND NINE-MONTH PERIODS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

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

         The accompanying consolidated financial statements have been prepared assuming that Scioto Downs will continue as a going concern. The Company has incurred recurring losses from operations and has a working capital deficit at July 31, 2002.

         Management has implemented plans to reduce expenses and improve operating results. However, these plans depended on a successful live racing season, which has not occurred due primarily to a decline in the racing industry in Ohio. As a result, management's plans have not produced the desired results, and the Company's consolidated financial position has not improved. The Company is considering other sources of liquidity to support its operations, but there is no assurance that other sources can be obtained. Failure to obtain other sources of funding make the ability to continue future operations uncertain.


2.       INCOME TAXES

         The Company provides for income taxes in interim periods based on its estimated annual effective tax rate. The estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has determined at July 31, 2002 and 2001 that it is more likely than not that the deferred tax assets will not be realized and, therefore, has recorded a full valuation allowance.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH
AND NINE-MONTH PERIODS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

3.       DEFERRED REVENUE

         Deferred revenue represents cash received for advance ticket sales. Deferred revenue of approximately $61,000 at July 31, 2002 relates to cash received for a special event scheduled to occur in September 2002.

4.       COMMITMENTS AND CONTINGENCIES

         At October 31, 2000, the Company had an outstanding receivable from its former concessionaire of $127,864. The Company was in dispute with the former concessionaire and had fully reserved the receivable as of October 31, 2000. During the second quarter ended April 30, 2001, the Company reached a settlement agreement with the concessionaire. The settlement resulted in the receipt of equipment from the concessionaire and forgiveness by the Company of the outstanding receivable. The Company recognized a gain on settlement of $58,670 during the nine-month period ended July 31, 2001.


5.       RELATED-PARTY ACCOUNTS RECEIVABLE

         At July 31, 2001, Scioto Downs, Inc. had an outstanding receivable from Mid-America Racing Association, Inc., a related party prior to its acquisition on August 1, 2001, of $517,169. Scioto Downs, Inc. had reserved approximately $292,000 of this amount as of July 31, 2001 due to uncertainty of its collectibility.


6.       ACQUISITION

         On August 1, 2001, Scioto Downs, Inc. acquired all of the outstanding common shares of Mid-America. The assets, liabilities, and results of Mid-America's operations have been reflected in the consolidated financial statements of Scioto Downs from the acquisition date. The consideration was $150,000, for which Scioto Downs, Inc. issued non-interest-bearing promissory notes, which were due $50,000 at closing and $50,000 each in August 2002 and 2003. Mid-America owns a racing permit entitling it to conduct harness horseracing, typically immediately following the live racing season of Scioto Downs, Inc. The lease of racing facilities between Mid-America and Scioto Downs, Inc. was terminated as of the acquisition date.

         The acquisition was accounted for under the purchase method. The total purchase price has been allocated to the tangible and intangible assets and liabilities of Mid-America based upon their estimated fair values.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH
AND NINE-MONTH PERIODS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

         The following unaudited pro forma information is presented as if the August 1, 2001 acquisition of Mid-America had occurred on November 1, 2000:

                                           THREE MONTHS   NINE MONTHS
                                              ENDED           ENDED
                                             JULY 31,        JULY 31,
                                               2001           2001
                                           -----------    -----------

          Net operating revenue            $ 6,315,669    $ 9,015,703

          Net loss                            (206,211)    (1,658,336)

          Earnings per common share:
              Basic and diluted                   (.35)         (2.78)



         This unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of November 1, 2000, nor is it necessarily indicative of future operating results.


7.       DEBT FINANCING ARRANGEMENTS

         The Company has a line of credit and a term loan agreement. Subsequent to July 31, 2002, the Company was notified by its lender that it no longer has availability under the line of credit and the outstanding balance is due on October 31, 2002.

         The Company's term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable in full if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION, CONT.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets at July 31, 2002, October 31, 2001, and July 31, 2001 and for the consolidated statements of operations for the three-and nine-month periods ended July 31, 2002 and 2001.

                      This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

                      This report may contain various "forward-looking statements" within the meaning of applicable securities law. The use of forward-looking words such as "believe", "expect", "anticipate", "project", "estimate", "intend", "hope" and similar words identify "forward-looking statements" which speak only as of the date the statement was made. Such forward-looking statements are subject to risk, uncertainties and other factors, which could cause actual results to materially differ from those made, projected or implied. Such risks and uncertainties would include such matters as the national and local general economic business and other conditions, the availability of financing, the impact of federal and state legislation and of governmental regulation, the impact of competition and other risks and uncertainties that are described in our Securities and Exchange Commission filings. The Company disclaims any obligation to update any forward-looking statement.

                      OVERVIEW

                      The racing industry in general in Ohio is experiencing an overall decline in business. Attendance is down, and the amount wagered on racing in Ohio is down approximately 7% from the previous year. Purses paid to winning horses are also down approximately 24%. Several developments in the racing industry have contributed to this result.

                      One factor is the rapid growth of what is known as account wagering. This system allows an individual to place a wager on a horserace while at home by telephone or over the Internet using an account established with the telephone or Internet entity. Commissions received by the racetrack from account wagering are significantly less than if the person places a wager at the racetrack, thus, causing a decline in the racetrack's revenue.

                      Another factor adversely affecting horseracing in Ohio is increased gambling competition from surrounding states. West Virginia, for example, has authorized electronic gaming machines at its racetracks. Indiana has riverboat gambling. Casino gambling is now in operation in Michigan. These out-of-state gambling facilities patronized by Ohio residents take business away from the Ohio racetracks and also provide the racetracks in those states which have these other forms of gambling with

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                      additional funds to pay higher purses and, thus, attract the more popular horses. Generally, the customers at Ohio tracks do not wager as much on a less popular class of horses, so this situation also causes the handle to decline. At the present time, it is extremely difficult for the Ohio racetracks to compete with racetracks in other states that have alternate forms of gambling. As a result, the racing industry in Ohio is in decline which has adversely affecting the Company's operations.

                      GENERAL

                      Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. The live racing season at Scioto Downs annually falls within the third and fourth quarters, ending in September. As a result of the overall decline in the horse racing business in the state of Ohio, the Company has experienced a loss in its third quarter of operations ending July 31, 2002.

                      Management has implemented plans to reduce expenses and improve operating results. However, these plans depended in part on a successful live racing season. That has not occurred primarily because of a decline in the racing industry. Therefore, management's plans have not produced the desired results and the Company's financial position has not improved. The Company is considering other sources of liquidity to support its operations, but there is no assurance that other sources can be obtained. Failure to obtain other sources of funding make the ability to continue future operations uncertain.

                      Beginning January 1, 2001, the Company commenced year-round simulcasting.

                      On August 1, 2001, Scioto Downs, Inc. purchased all of the outstanding shares of Mid-America. The lease of the racing facilities between Mid-America and Scioto Downs, Inc. was terminated as of the acquisition date. The results of operations of Mid-America from November 1, 2001 through July 31, 2002 are included in the results of operations discussed below.

                      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                      Scioto Downs' discussion and analysis of its financial condition and results of operations are based upon Scioto Downs' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Scioto Downs to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Scioto Downs evaluates its estimates, including those related to unclaimed purses, unclaimed winning tickets, bad debts, intangible assets, income taxes, pensions and other postretirement benefits, and contingencies and litigation. Scioto Downs bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                      assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                      Scioto Downs believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Scioto Downs will perform impairment tests on the racing permit on an annual basis and between annual tests in certain circumstances. Such circumstances may include changes in industry and market conditions, including the potential for changes in Ohio gaming regulations. Management's impairment tests may determine that the value of this asset has been impaired and this would require a write-down of the recorded asset value. Scioto Downs records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Scioto Downs has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


                      THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

                      A decrease in handle resulted in a decrease in pari-mutuel commissions and breakage. Purses and simulcasting fees increased as a result of the inclusion of Mid-America in the current period.

                      Entry fees and purse monies added by others increased by $325,525 to $1,086,088 for the three months ended July 31, 2002 due to a change in the timing of the Ohio State Fair race, an increase in entry fees and an increase in monies added for the Sire Stakes.

                      Salaries and wages increased by $123,305 to $972,093 for the three months ended July 31, 2002. The increase was due primarily to the inclusion of salaries for Mid-America employees. Operating and general expense decreased by $99,956 due mainly to a related-party receivable reserve of $64,207 recognized during the three months ended July 31, 2001.

                      The income tax expense decreased to $0 from $140,459 for the three months ended July 31, 2002 as a result of losses in the 2002 quarter, which were fully offset by recording a valuation allowance on deferred tax assets at July 31, 2002. The Company provides for income taxes in interim periods based on the effective tax rate expected for the full year.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                      NINE MONTHS ENDED JULY 31, 2002 COMPARED TO NINE MONTHS ENDED JULY 31, 2001

                      Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting fees. Purse expense during the non-live racing season represents payments to the state simulcasting fund.

                      Entry fees and monies added by others increased by $325,525 to $1,086,088 for the nine months ended July 31, 2002 due to a change in the timing of the Ohio State Fair race, an increase in entry fees and an increase in monies added for the Sire Stakes.

                      Salaries and wages increased by $496,986 to $1,858,906 for the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001. The increase was due primarily to the inclusion of salaries for Mid-America employees and to additional staffing needed for year-round simulcasting. Operating and general expense decreased by $67,549. The decrease is primarily due to the inclusion in general expense for the nine months ended July 31, 2001 of a reserve of approximately $292,000 for a related-party receivable balance. This decrease was offset by increases in expenses because of the inclusion of Mid-America for the nine months ended July 31, 2002.

                      The income tax benefit decreased to $0 from $33,541 for the nine months ended July 31, 2002 and 2001, respectively, as a result of recording a valuation allowance on deferred tax assets at July 31, 2002. The Company provides for income taxes in interim periods based on the effective tax rate expected for the full year.

                      LIQUIDITY AND CAPITAL RESOURCES

                      Net cash of $531,685 provided by operating activities for the nine months ended July 31, 2002 consisted primarily of a decrease in accounts receivable and increases in accounts payable, deferred revenue, purses payable, and simulcast purse fund.

                      Net cash used in investing activities was $115,470 for the nine months ended July 31, 2002, resulting from net receipts of restricted cash.

                      Net cash used in financing activities of $202,861 consisted primarily of dividends paid of $29,788 and payments on term debt and the line of credit of $173,073.

                      Subsequent to July 31, 2002, the Company was notified by its lender that it no longer has availability under the line of credit and the outstanding balance is due on October 31, 2002.

                      As discussed in the General section of Management's Discussion and Analysis, the Company is considering other sources of liquidity to support its operations.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

         ITEM 3.     Defaults Upon Senior Securities--None

         ITEM 4.     Submission of Matters to a Vote of Security Holders--None

         ITEM 5.     Other Information--None

         ITEM 6.     Exhibits and Reports on Form 8-K:

                     (a)      Exhibits

                              Exhibit No. 99.1--Sarbanes-Oxley Certification of Chief Executive Officer and Chief Financial Officer Filed Herewith

                     (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SCIOTO DOWNS, INC.
                                             ----------------------------------
                                                        Registrant

DATE:        September 16, 2002              BY: /s/ Edward T. Ryan
        -----------------------------            ------------------------
                                                 Edward T. Ryan, President


DATE:        September 16, 2002              BY: /s/ Richard J. Fiore
        -----------------------------            ------------------------------
                                                 Richard J. Fiore
                                                 Chief Financial Officer


CERTIFICATIONS

I, Edward T. Ryan, President of Scioto Downs, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Scioto Downs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 16, 2002

/s/ Edward T. Ryan
President

I, Richard J. Fiore, Chief Financial Officer of Scioto Downs, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Scioto Downs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 16, 2002

/s/ Richard J. Fiore
Chief Financial Officer