Form 10-K
period 2002-10-31
SCIOTO DOWNS INC
filed 2003-01-29
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549





                                    FORM 10-K

                                  ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002





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

For the fiscal year ended                    October 31, 2002
                                   ---------------------------------------------
                                                    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                      to
from
                                    --------------------------------------------
Commission file number              0-1365
                                    --------------------------------------------

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         31-4440550
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 6000 South High Street, Columbus, Ohio                                 43207
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code                (614) 491-2515
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered

----------------------------       ---------------------------------------------

----------------------------       ---------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                  Common Stock
                                (Title of Class)


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.

                            YES     X         NO
                                  ------          -----

The aggregate market value of the Company's voting stock held by nonaffiliated stockholders as of January 3, 2003 was $18,468,777 or $31.00 per share.


         The Company has only one class of shares outstanding, namely, common shares. The number of common shares outstanding as of January 3, 2003 was 595,767.


          The Exhibit index is on page 49.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Scioto Downs, Inc.'s (the Company) sole business is the ownership and operation of a harness horseracing facility located at 6000 South High Street, Columbus, Ohio. Racing operations at the South High Street facility started in 1959. Our primary operations include pari-mutuel wagering on live racing during May to September and year-round simulcasting.

MARKET OVERVIEW AND INDUSTRY DEMANDS

         The racing industry in general in Ohio is experiencing an overall decline in business. Attendance is down, and the amount wagered on racing in Ohio is down approximately 8% from the previous year. The pari-mutuel tax abatement, which positively contributed to cash flows in prior years, was fully utilized in 2001. Purses paid to winning horses are also down which further contributes to a decline in the industry in Ohio, because the tracks are not able to attract the more popular horses. Several developments in the racing industry have contributed to this overall decline.

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

         Another factor adversely affecting horseracing in Ohio is increased gambling competition from surrounding states. West Virginia, for example, has authorized electronic gaming machines at its racetracks. Indiana has riverboat gambling. Casino gambling is now in operation in Michigan. These out-of-state gambling facilities patronized by Ohio residents take business away from the Ohio racetracks and also provide the racetracks in those states which have these other forms of gambling with additional funds to pay higher purses and, thus, attract the more popular horses. Generally, the customers at Ohio tracks do not wager as much on a less popular class of horses, so this situation also causes the handle to decline. At the present time, it is extremely difficult for the Ohio racetracks to compete with racetracks in other states that have alternate forms of gambling. As a result, the racing industry in Ohio is in decline which has adversely affected the Company's operations.

         Beginning in fiscal 2001, management undertook a review of operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management also explored ways in which to utilize its facilities to earn additional revenue from sources other than harness horseracing, (see the Operations Section of Item 1, Business). Even after management's initiatives, business has continued to decline, resulting in operating losses during the fiscal year 2002 live racing season. As a result, management has been considering alternative options for liquidity and is pursuing a potential disposition of the business.

         On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property.

          If the transaction takes place, this will provide liquidity to the operation, subject to MTR's willingness and ability to continue to fund operations. However, failure to consummate the transaction will make the ability to repay the $1 million loan and continue future operations uncertain.

OPERATIONS

         In addition to the racetrack itself, the grounds include parking, grandstand, clubhouse and eating facilities for the Company's customers and barn and stable facilities for the horses. Revenue is derived primarily from commissions on pari-mutuel wagering (net of pari-mutuel taxes), admission fees to enter the facilities and concessions, programs and parking. In 2002, commissions on pari-mutuel wagering net of pari-mutuel taxes represented 69.7% of revenues, in 2001 72%, and in 2000 65%. In 2002, admissions represented 0.8% of revenues, in 2001 1%, and in 2000 1%. In 2002, revenues from concessions, parking and programs amounted to 6.9% of revenues, in 2001 7%, and in 2000 10%. During the last three years, average daily attendance has declined from 1,927 in 2000 to 1,900 in 2001 and in 2002. However, the Company did not track attendance for people entering the facility before 6:00 p.m. prior to 2002.

         The number of races conducted daily during a live racing program varies from 9 races during the week to 11 or 12 races on weekends. The nearest racetrack competition is Beulah Park, a thoroughbred horse racetrack approximately six miles away. Beulah Park typically conducts live racing from the middle of September until the first weekend of May, during which time the Company is not open for live racing but continues to be open for simulcasting.

         The Company conducts its business pursuant to a permit issued annually by the Ohio Racing Commission. All of the racing conducted by the Company is conducted in accordance with applicable Ohio statutes and the rules and regulations of the Ohio Racing Commission. The Ohio Racing Commission regulates and controls the forms of wagering that are permitted at the racetrack, the procedures to be followed as to wagering, the wagering information to be provided to the public, the number of races permitted during a racing program and the days and time that live racing will be permitted. The Commission also approves full-card simulcasting schedules. All persons who work at the racetrack must be licensed by the Ohio Racing Commission. All owners, trainers, drivers and other persons involved in the racing program must be licensed by the Ohio Racing Commission. For the period covered by this report, the Company was issued a permit by the Ohio Racing Commission to conduct live harness racing at its facilities over a period of 148 days, together with full-card simulcasting on those days.

         Except on special occasions, such as Memorial Day, July 4 and Labor Day, the Company conducts its racing at night with no racing on Sundays. The racing period in 2002 commenced May 4, 2002 and continued through September 28, 2002.

         On August 1, 2001, the Company purchased all of the outstanding shares of Mid-America Racing Association, Inc. (Mid-America), which owned a racing permit entitling it to conduct harness horseracing. The Company commenced operations on August 1, 2001 under the Mid-America Racing Association, Inc. permit and continued through September 30, 2001. The lease of racing facilities between Mid-America Racing Association, Inc. and the Company was terminated as of the acquisition date.

         During 2002, major racing programs conducted at the Company's facilities included the Super Night, the Little Brown Jug Preview, the Scarlet O'Hara, the Pink Bonnet, the Ohio Sires Stakes, and Ohio Fair Stakes events. Forms of competition faced by the Company during its summer racing schedule include, in addition to the normal summer events, professional baseball (minor league in Columbus and major league in Cincinnati and Cleveland), outdoor music concerts and other similar entertainment events. Legalized gaming has been approved at specific locations in Indiana, West Virginia, New York, and Michigan. As discussed in the Market Overview and Industry Demands section of
Item 1, Business, pressure from other forms of gambling outside of Ohio has negatively impacted the Company's operations.

         In 1997, the Ohio legislature approved legislation, which permits full-card simulcasting at racetracks in Ohio. This legislation enables Ohio racetracks to bring into their facilities via television day and night full race programs conducted at racetracks located inside and outside the state of Ohio. Beginning January 1, 2001, the Company commenced year-round simulcasting with the permission of the Ohio State Racing Commission. The Company now operates full-card year-round simulcasting operations along with live racing.

         As a result of this legislation, the Company and its nearest racetrack competitor, Beulah Park, could be open year round conducting both live racing and simulcast programs in competition with each other. As a result, the Company and Beulah Park entered into an agreement not to be open at the same time. Pursuant to this agreement, during fiscal year 2000 Beulah Park operated from November to the first of May while the Company was closed. During this period of time, simulcasting revenues derived from simulcasting at Beulah Park when it was not conducting live racing was, after deducting certain expenses, shared with the Company. The Company terminated its simulcasting agreement with Beulah Park in September 2000. On January 1, 2002, an agreement with Beulah Park went into effect that reduces the number of hours both tracks compete against each other for simulcasting revenues. The desired result was a reduction in overhead and an increase in revenue. Overall, during 2002 wagering on live racing continued to decline, and the additional wagering on simulcast races partially offset the decline in wagering on live racing. No live racing has been conducted at the Company's facilities since September 28, 2002. On November 12, 2002, the Company signed a new agreement with Beulah Park for the year 2003 that calls for the same operating arrangement as the 2002 agreement.

         As part of the Company's plan to expand the utilization of its facilities to activities other than live harness horse racing, the Company rents out the use of its facilities for events other than horse racing. Prior to 2001, small trade shows and the Standard Bred Yearling sale were the only significant sources of additional revenue from the horseracing operations. During 2002, a flat-track motorcycle race was held at the Company's race track. As of October 1, 2002, the Company began to operate a winter training center at its facility with approximately 100 to 150 horses on the premises. Other revenue sources continue to be researched for the future.

         Existing live racing, simulcasting, and pari-mutuel wagering are contingent upon the continued governmental approval of these operations as forms of legalized gaming. All current and proposed operations are subject to extensive regulations and could be subjected at any time to additional or more restrictive regulations, or banned entirely. Any significant increase in governmental regulation could materially adversely affect the business, financial condition, and results of operations. Future expansion of gaming operations will likely require additional licenses, registrations, permits and approvals. There is no assurance that the Company will meet the necessary requirements for additional licenses or permits.

         During 2002 the Ohio racetracks sought to have legislation authorizing the installation of electronic gaming devices at the Ohio tracks enacted by the General Assembly. These efforts were not successful, but the tracks intend to pursue this legislation in 2003. However there is no assurance that such legislation will be enacted.

         During the racing season, the Company employed approximately 350 people, most all of whom are pari-mutuel clerks employed during the hours the track is open for simulcasting and live racing, which is approximately twelve noon to midnight. As a part of the full-card simulcast racing program, the Company sends its live races via television to all other tracks in Ohio and as many facilities outside the state of Ohio that it can contract with to receive the signal (export signal), which could be as many as 25 facilities. The Company receives a percentage (in most instances 3%) of the amount wagered on its races at these other facilities outside the state of Ohio. Total export signal revenue was $567,638 in 2002, $511,857 in 2001, and $273,628 in 2000.


ITEM 2.  PROPERTIES

         The Company's place of business is located at 6000 South High Street, Columbus, Ohio. The Company owns in fee approximately 173 acres of land at this location. Situated thereon are the physical facilities necessary for the operation of a harness horseracing business, including the race track, grandstand with a capacity of 10,000, and enclosed clubhouse buildings with a capacity for 1,500 customers, in which are located eating and pari-mutuel wagering facilities (including simulcasting), barns, a paddock, and related facilities for the horses, drivers, and trainers. In addition, a substantial (approximately 6,000-space) parking area is provided for customers. These facilities are used fully during the racing season, which covers 148 days commencing in May and ending September 28.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business, most of which is covered by insurance.

         The Company has no knowledge of any material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than five percent of the voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2002.

                                     PART II




ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The market for the Company's common stock is generally inactive. Set forth below are the high and low closing bid prices of Scioto Downs, Inc. as reported by Dow Jones and the cash dividends paid and declared on a fiscal quarter basis for the two years ended October 31, 2002. These bid prices do not include retail markups, markdowns or commissions. The number of common stockholders of the Company as of October 31, 2002 totaled 1,393.

                                                        BID PRICE
                                                  ---------------------
                                 DIVIDENDS        HIGH             LOW
                                 ---------       -------        -------
2002
Fourth Quarter                     $  --         $ 12.80        $ 12.75
Third Quarter                         --           14.00          12.80
Second Quarter                        --           13.25          12.90
First Quarter                         --           13.05          12.75

2001
Fourth Quarter                     $ .05         $ 13.00        $ 12.75
Third Quarter                         --           15.00          12.01
Second Quarter                        --           15.00          12.50
First Quarter                         --           15.00          12.25

ITEM 6.       SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS
OCTOBER 31, 2002, 2001, 2000, 1999 AND 1998

                                                       2002             2001             2000             1999             1998
                                                   ------------     ------------     ------------     ------------     ------------
Operating revenues:
     Pari-mutuel commissions and breakage          $ 11,774,127     $ 10,919,167     $  6,025,407     $  6,219,168     $  6,108,475
        Less pari-mutuel taxes                        1,777,874        1,582,590          925,064          967,702          930,613
                                                   ------------     ------------     ------------     ------------     ------------
                                                      9,996,253        9,336,577        5,100,343        5,251,466        5,177,862

     Export signal revenue                              567,638          511,857          273,628          241,959          243,216
     Admissions                                         118,695          115,170          109,742          119,428          132,172
     Simulcasting shared revenue, net                        --               --           68,892           70,180           70,915
     Concessions, program, parking, and other           984,011          881,526          777,199          778,157          796,784
     Entry fees and purse monies added by others      2,558,813        1,781,499          752,713          688,058          728,915
     Rental income from leased facilities               121,031          121,693          409,045          508,705          551,582
     Pari-mutuel tax abatement earned                        --          224,676          369,225          412,330          394,062
                                                   ------------     ------------     ------------     ------------     ------------
                                                     14,346,441       12,972,998        7,860,787        8,070,283        8,095,508
                                                   ------------     ------------     ------------     ------------     ------------
Operating expense:
     Purses                                           6,903,813        5,842,746        2,957,929        3,063,308        3,073,960
     Salaries and wages                               2,618,637        2,226,198        1,251,320        1,193,837        1,182,815
     Simulcasting fees                                1,572,364        1,391,186          681,138          700,561          673,151
     Depreciation                                       570,113          579,269          553,810          562,549          695,437
     Advertising                                        340,783          495,183          312,652          248,033          312,649
     Real and personal property taxes                   205,500          216,016          172,315          187,631          193,551
     Insurance                                          539,574          359,202          200,876          207,902          209,943
     Repairs and maintenance                            394,902          494,206          272,992          209,421          199,948
     Other operating and general                      2,433,980        2,445,875        1,569,955        1,504,490        1,271,423
                                                   ------------     ------------     ------------     ------------     ------------
                                                     15,579,666       14,049,881        7,972,987        7,877,732        7,812,877
                                                   ------------     ------------     ------------     ------------     ------------
        (Loss) income from racing operations         (1,233,225)      (1,076,883)        (112,200)         192,551          282,631

Equity in (losses) earnings of joint ventures           (25,382)         (24,288)          17,712            3,686            2,036
(Loss) gain on settlement and disposal                     (691)          62,265               --               --               --
Interest expense, net                                  (226,872)        (193,195)        (146,525)        (215,910)        (252,737)
                                                   ------------     ------------     ------------     ------------     ------------
        (Loss) income before income tax benefit
          (expense)                                  (1,486,170)      (1,232,101)        (241,013)         (19,673)          31,930

Income tax benefit (expense)                                 --           79,790           11,000          (12,000)         (19,000)
                                                   ------------     ------------     ------------     ------------     ------------
Net (loss) income                                  $ (1,486,170)    $ (1,152,311)    $   (230,013)    $    (31,673)    $     12,930
                                                   ============     ============     ============     ============     ============

FIVE-YEAR SUMMARY OF OPERATIONS
OCTOBER 31, 2002, 2001, 2000, 1999 AND 1998, CONTINUED

                                               2002             2001             2000             1999             1998
                                          ------------     ------------     ------------     ------------     ------------
Operating revenues                        $ 14,346,441     $ 12,972,998     $  7,860,787     $  8,070,283     $  8,095,508
                                          ============     ============     ============     ============     ============
Net (loss) income                         $ (1,486,170)    $ (1,152,311)    $   (230,013)    $    (31,673)    $     12,930
                                          ============     ============     ============     ============     ============
Net (loss) income per common share (a)    $      (2.49)    $      (1.93)    $       (.39)    $       (.05)    $        .02
                                          ============     ============     ============     ============     ============
Cash dividends per common share           $         --     $        .05     $        .10     $        .05     $        .10
                                          ============     ============     ============     ============     ============
Weighted average common shares
         outstanding                           595,767          595,767          595,767          595,767          595,767
                                          ============     ============     ============     ============     ============
Total assets                              $  6,602,131     $  7,542,126     $  7,671,360     $  8,368,235     $  8,577,247
                                          ============     ============     ============     ============     ============
Term obligations                          $  2,677,690     $  2,867,454     $  2,912,921     $  3,035,213     $  3,206,350
                                          ============     ============     ============     ============     ============


(a) Based upon weighted average shares outstanding, basic and diluted




TWENTY-YEAR PER SHARE SUMMARY OF EARNINGS (LOSS),
DIVIDENDS, AND BOOK VALUE

                 EARNINGS                            BOOK
YEAR              (LOSS)          DIVIDENDS          VALUE
----             --------         ---------        ---------
2002            $  (2.49)         $   0.00         $    1.01
2001               (1.93)             0.05              4.41
2000               (0.39)             0.10              6.81
1999               (0.05)             0.05              7.25
1998                0.02              0.10              7.43
1997                0.14              0.10              7.53
1996               (0.56)             0.10              7.50
1995               (0.22)             0.10              8.18
1994               (0.33)             0.10              8.49
1993               (0.31)             0.10              8.99
1992               (0.20)             0.10              9.41
1991                0.00              0.44              9.71
1990                0.21              0.44             10.15
1989                0.71              0.44             10.38
1988                0.68              0.42             10.11
1987                0.44              0.40              9.85
1986                0.76              0.40              9.81
1985                0.51              0.40              9.45
1984                0.83              0.40              9.22
1983                0.62              0.40              8.79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Any forward-looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document. The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements of Scioto Downs, Inc. (Scioto Downs or the Company), including the respective notes thereto, all of which are included herein.

         The racing industry in general in Ohio is experiencing an overall decline in business. Attendance is down, and the amount wagered on racing in Ohio is down approximately 8% from the previous year. Purses paid to winning horses are also down. Several developments in the racing industry have contributed to this result.

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

         Another factor adversely affecting horseracing in Ohio is increased gambling competition from surrounding states. West Virginia, for example, has authorized electronic gaming machines at its racetracks. Indiana has riverboat gambling. Casino gambling is now in operation in Michigan. These out-of-state gambling facilities patronized by Ohio residents take business away from the Ohio racetracks and also provide the racetracks in those states which have these other forms of gambling with additional funds to pay higher purses and, thus, attract the more popular horses. Generally, the customers at Ohio tracks do not wager as much on a less popular class of horses, so this situation also causes the handle to decline. At the present time, it is extremely difficult for the Ohio racetracks to compete with racetracks in other states that have alternate forms of gambling. As a result, the racing industry in Ohio is in decline which has adversely affected the Company's operations.

         Management has reviewed all operating costs and has taken steps to reduce expenses through cost containment, reductions in expenses and renegotiation of agreements with vendors. Also, management has been looking into ways to utilize its facilities to earn additional revenue from sources other than racing. Several agreements have been reached regarding facility use fees with participating customers.

         On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property.

         If the transaction takes place this will provide liquidity to the operation subject to MTR's willingness and ability to continue to fund operations. However, failure to consummate the transaction will make the ability to repay the $1 million loan and to continue future operations uncertain.

GENERAL

         The results of operations of the Company are dependent upon the operations of Scioto Downs as a live harness horse racing facility and as a simulcast wagering facility. The Company's operations are limited by the race dates assigned to it by the Ohio State Racing Commission. In Ohio, each permit holder may be granted racing days within a specified time period. The live racing season at Scioto Downs commencing in May and ending in September was 148 days in total (which included 33 simulcasting only days in which no live racing occurred or, more commonly referred to as, "dark days," resulting in 115 live race days).

         Beginning January 1, 2001, the Company commenced year-round simulcasting with the permission of the Ohio State Racing Commission. The Company operated full-card simulcasting operations through May 3, 2001, and re-commenced on September 30, 2001, following the live racing season.

         On August 1, 2001, the Company purchased all of the outstanding shares of Mid-America. The Company commenced operations on August 1, 2001 under the Mid-America racing permit and continued through September 30, 2001. The lease of the racing facilities between Mid-America and the Company was terminated as of the acquisition date. The results of operations of Mid-America from August 1, 2001 through October 31, 2001 are included in the results of operations discussed below.

         Due to the seasonal nature of the business, revenues and operating results for any interim quarter are likely not indicative of the revenues and results of operations for the year and, together with the effect of recent acquisition activity, are not necessarily comparable with the results for the corresponding period of the previous year.

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

         Scioto Downs believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements. Scioto Downs will perform impairment tests on the racing permit on an annual basis and between annual tests in certain circumstances. Such circumstances may include changes in industry and market conditions, including the potential for changes in Ohio gaming regulations. Management's impairment tests may determine that the value of this asset has been impaired and this would require a write-down of the recorded asset value. Scioto Downs records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Scioto Downs has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

PARI-MUTUEL COMMISSIONS AND BREAKAGE REVENUES

         The Company's annual revenue is mainly derived from the pari-mutuel commissions and breakage revenue that it receives from wagers made by the public during its racing meet. Wagers at Scioto Downs are placed under the pari-mutuel wagering system whereby individual bettors wager against each other in a pool. The Company merely acts as the stakeholder for the wagers made by the public and deducts a commission which is fixed by Ohio law, and which is shared principally by the State of Ohio, horsemen (in the form of purses to horse owners and in various incentive awards) and the Company when conducting the race meet. The Company, as the race track operator, has no interest in the order of finish in any given race.

         Pari-mutuel revenues are derived from three sources: commissions and breakage (generally 20%) from wagers made at Scioto Downs on live racing; commissions and breakage (generally 20%) from wagers made at Scioto Downs on the audio-visual signal received of races conducted in Ohio and at out-of-state locations (imported simulcast races); and commissions (generally 3%) of wagers made at other track locations when Scioto Downs exports its live racing signal to other track locations (commonly referred to as "export signal revenue").

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting fees. Purse expense represents payments into the simulcast purse fund and purse payments. In addition, increases in operating revenues resulted from the purchase of Mid-America and inclusion of Mid-America operating revenues in the consolidated financial statements of the Company from the acquisition date.

         Revenue from pari-mutuel commissions and breakage increased by 7.8% or $854,960 resulting from additional race days as a result the purchase of Mid-America and from the addition of year-round simulcasting. Pari-mutuel taxes increased 12.3% or $195,284 due to the increase in pari-mutuel commissions and breakage and from the full utilization of the available tax abatement during July 2001. Entry fees and purse monies added by others increased by 43.6% or $777,314, due to an increase in contributions from sponsors and the holding of the Super Night at the Company's facilities during 2002, for which purses of approximately $1 million were paid. Revenue from export signal, which includes in state and out-of-state, increased by 10.9%, or $55,781, due to an increase in the number of months that tracks imported Scioto's signal due to year-round simulcasting. Tax abatement earned decreased by $224,676 or 100.0% due to the full utilization of the available tax abatement in July 2001.

         Operating expenses such as salaries or wages increased by $392,439 or 17.6% in 2002 due to the Company being operational for 12 months versus 10 months in 2001, and certain shared expenses with Mid-America from the acquisition date. Advertising expense decreased by $154,400 or 31.2% due to better utilization of advertising dollars. Repairs and maintenance decreased by $99,304 or 20.1% due to the previous year preventative maintenance program being implemented. Other operating and general expenses decreased by $11,895 or 0.5% due to the Company's cost containment program.

         Net interest expense increased by $33,677, due primarily to a decrease in interest income of $34,051. Interest decreased due to using operating cash for financing the shortfall in the dark day purse funds resulting in lower interest earning cash balances.

         Loss from racing operations increased $156,342 due mainly to the reasons listed above.

         Net loss increased from $1,152,311, or ($1.93) per share in 2001 to $1,486,170, or ($2.49) per share in 2002, due mainly to higher operating costs, partially offset by higher revenue due to year-round simulcasting and the acquisition of Mid-America.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         Year-round simulcasting resulted in an increase in pari-mutuel commissions and breakage, pari-mutuel taxes, purses and simulcasting fees. Purse expense represents payments into the simulcast purse fund and purse payments. In addition, increases in operating revenues resulted from the purchase of Mid-America and inclusion of Mid-America operating revenues in the consolidated financial statements of the Company from the acquisition date. Revenue for the fourth quarter of 2001 increased by $4,156,314 due to this acquisition and year-round simulcasting. The 2001 numbers represent live racing from May through September and ten months of simulcasting versus only five months of simulcasting in 2000 and live racing May through mid-July 2000.

         Revenue from pari-mutuel commissions and breakage increased by 81.2% or $4,893,760 due to an increase in overall handle. Pari-mutuel taxes increased 71.1% or $657,526 due to the increase in the pari-mutuel handle. Entry fees and purse monies added by others increased by 137% or $1,028,786, due to an increase in contributions from sponsors. Revenue from export signal, which includes in state and out-of-state, increased by 87.1%, or $238,229, due to an increase in the number of months that tracks imported Scioto's signal due to year-round simulcasting. Rental income decreased by $360,695 or 88.2% due to the termination of the facilities lease agreement between the Company and Mid-America as of the acquisition date. Tax abatement earned decreased by $144,549 or 39.1% due to the full utilization of the available tax abatement in July 2001.

         As a result of enacted legislation, the Company and its nearest racetrack competitor, Beulah Park, could be open year-round conducting both live racing and importing in and out of state horse racing in competition with each other. In previous years, the Company and Beulah Park entered into an agreement not to be open at the same time. Pursuant to the agreement, during 2000, Beulah Park operated from the middle of September to the first of May, while the Company was closed. During this period of time, simulcasting revenues derived from Beulah Park when it was not conducting live racing was, after deduction of certain expenses, shared with the Company ($68,892 during 2000 and $70,180 during 1999).

         The Company, as of September 2000, notified Beulah Park that it would not renew the agreement. Therefore, no revenue was earned related to this agreement during 2001. The reason for this is that the Company had applied and received permission from the Ohio State Racing Commission to open January 1, 2001 and offer simulcasting at its facilities on a year-round basis.

         Operating expenses, such as salaries and wages, advertising, repairs and maintenance and other operating and general, increased in 2001. Salaries and wages increased $974,878 or 77.9% due to the hiring of additional personnel and year-round simulcasting. Advertising increased $182,531 or 58.4% due to efforts to increase attendance and additional amounts spent on radio and television advertisements and promotions for special events and year-round simulcasting. Repairs and maintenance expense increased $221,214 or 81.0% due to an increase in the general maintenance program and year-round simulcasting. Other operating and general increased $875,920 or 55.8% due to an increase in utilities, tote rental and bad debt expense, partially offset by a reduction in tax penalties. Operating and general expenses for the year ended October 31, 2001 includes a write-off of $292,169 for estimated uncollectible amounts due from Mid-America pursuant to its lease with the Company.

         Net interest expense increased by $46,670, the result of a decrease in interest expense of $8,344 and a decrease in interest income of $55,044. Interest decreased due to using operating cash for financing the shortfall in the dark day purse funds resulting in lower interest earning cash balances.

         Income from racing operations decreased $964,683 due mainly to the reasons listed above.

         Income tax expense increased from a benefit of $11,000 in 2000 to $79,790 in 2001, due primarily to losses generated from operations. The tax benefit represents the reversal of the prior year net deferred tax liability. The Company has recorded the valuation allowance against net deferred tax assets at October 31, 2001, as it deems it more likely than not that the deferred tax assets will not be realized.

         Net loss increased from $230,013, or ($.39) per share in 2000 to $1,152,311, or ($1.93) per share in 2001, due mainly to higher operating costs, partially offset by higher revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has term debt outstanding of $2,677,690 at October 31, 2002, with monthly payments of principal and interest of $30,025 due through September 2013. Interest is fixed at 7.79%. The original proceeds were used to finance the clubhouse enclosure project in 1991 and to purchase simulcasting equipment in 1997. The Company has an outstanding note payable of $50,000 at October 31, 2002 that is due to the former shareholders of Mid-America, and is payable on August 1, 2003. The note was discounted to approximately $48,400 assuming a discount rate of 6.75%, and is included in the current portion of long-term debt at October 31, 2002.

         During 2002, the Company was notified by its lender that availability under the line of credit was terminated and the outstanding balance is due on January 31, 2003. At October 31, 2002, the line had an outstanding balance of $110,000.

         Management reviewed all operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management also explored ways in which to utilize its facilities to earn additional revenue from sources other than harness horseracing, (see the Operations Section of Item 1, Business). Even after management's initiatives, business has continued to decline, resulting in operating losses during the fiscal year 2002 live racing season. As a result, management has been considering alternative options for liquidity and is pursuing a potential disposition of the business.

         Management's plan in 2003 is to continue with year-round simulcasting. On January 1, 2002, an agreement with Beulah Park went into effect that reduces the number of hours both tracks compete against each other for simulcasting revenues. This agreement has been renewed for 2003. The desired result is a reduction in overhead and an increase in revenue.

         At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis. On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property.

         The Company generated a positive cash flow from operations during 2002 as a result of an increase in accounts payable and purses payable of $844,047 during 2002. The net cash provided by operating activities was $232,117 for 2002 compared to a use of ($1,162,940) in 2001. During 2001, a dividend of $29,788 was declared and not paid until December 18, 2001.

         Net cash used in investing activities was ($21,769) for 2002 compared to net cash provided by investing activities of $7,156 for 2001. Net cash from investing activities in 2002 was comprised of a movement from restricted cash to unrestricted cash of $10,829, a dividend from the joint venture with Hollingsworth of $15,000, and an outflow of cash for property improvements of ($47,598).

         Net cash used in financing activities was ($309,552) for 2002 compared to net cash provided by financing activities of $63,818 for 2001. The Company paid ($189,764) on term debt during the year, ($90,000) on the revolving line of credit, and ($29,788) in dividends declared in 2001. In 2001, the Company had cash inflows from the revolving line of credit of $200,000 offset by cash outflows for payments on the term debt of ($136,182).

         The Company and MARA Enterprises, Inc. (MARA) participate in a multiple-employer pension plan. In the event that MARA is unable to fund their portion of the benefit obligation, the Company would be liable for the amount. At October 31, 2002, MARA's portion of the funded status deficit was $826,535.

         The Company has off balance sheet financing in the form of lease obligations expiring through December 2005, which are disclosed in the notes to the consolidated financial statements included in Exhibit 13 herein.

         The following represents the minimum future operating lease payments for these commitments, as well as the aggregate maturities for all of the Company's debt as of October 31, 2002.

                          LINES OF         TERM          OPERATING
                           CREDIT          DEBT           LEASES           TOTAL
                         ----------     ----------      -----------      ----------
2003                     $110,000       $  206,640        $40,336        $  356,976
2004                        --             170,662         14,424           185,086
2005                        --             184,284         14,424           198,708
2006                        --             200,853          2,404           203,257
2007                        --             217,190           --             217,190
Thereafter                  --           1,698,061           --           1,698,061
                         --------       ----------        -------        ----------
                         $110,000       $2,677,690        $71,588        $2,859,278
                         ========       ==========        =======        ==========


RECENT DEVELOPMENTS AND OUTLOOK

         As discussed in the Overview Section of Management's Discussion and Analysis, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc.

         During 2002 the Ohio racetracks sought to have legislation authorizing the installation of electronic gaming devices at the Ohio tracks enacted by the General Assembly. These efforts were not successful, but the tracks intend to pursue this legislation in 2003. However there is no assurance that such legislation will be enacted.

         During 2003, the Company will continue to evaluate the development of off-track betting parlors, as state law allows. This effort is being undertaken with the other racetracks in Ohio. During 2000, the Company invested $30,000 in the Mifflin Meadows off-track betting parlor, but due to the poor performance of the investment, the Company relinquished its membership units during 2002.

         The Company made a decision to pursue year-round simulcasting, and was given permission to do so by the Ohio State Racing Commission in November 2000. This year-round simulcasting began January 1, 2001. With the commencement of year-round simulcasting, Scioto Downs has invested in upgrading simulcast facilities.

         As of October 1, 2002, the Company began to operate a winter training center at its facility with approximately 100 to 150 horses on premise.

         During 2002, Scioto Downs increased its efforts to identify tracks to receive export signal, and pursued additional tracks for signal import. The Company plans to continue these efforts during 2003.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         This report may contain various "forward-looking statements" within the meaning of applicable securities law. The use of forward-looking words such as "believe", "expect", "anticipate", "project", "estimate", "intend", "hope" and similar words identify "forward-looking statements" which speak only as of the date the statement was made. Such forward-looking statements are subject to risk, uncertainties and other factors, which could cause actual results to materially differ from those made projected or implied. Such risks and uncertainties would include such matters as the national and local general economic business and other conditions, the availability of financing, the impact of federal and state legislation and of governmental regulation, the impact of competition and other risks and uncertainties that are describe in our Securities and Exchange Commission filings. The Company disclaims any obligations to update any forward-looking statement.


INFLATION

         Inflation is not expected to materially impact the Company.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment at least annually using a fair-value based approach. SFAS 142 is effective for the Company beginning November 1, 2002. The Company will be required to perform annual impairment tests of indefinite-lived intangible assets.

         On October 4, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal year 2003. The Company does not anticipate that the adoption of SFAS 144 will have a material effect.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of adopting FIN 45.

         On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which will culminate with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require disclosures regarding ownership interests in variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate having to make additional disclosures as a result of FIN 46.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               PAGE
                                                                                              -------
(a.)   1.     Consolidated Financial Statements
                Report of Independent Accountants                                                18
                Consolidated Balance Sheets at October 31, 2002 and 2001                        19-20
                Consolidated Statements of Operations for the years ended
                  October 31, 2002, 2001 and 2000                                                21
                Consolidated Statements of Stockholders' Equity for the years
                  ended October 31, 2002, 2001 and 2000                                          22
                Consolidated Statements of Cash Flows for the years ended
                  October 31, 2002, 2001 and 2000                                                23
                Notes to Consolidated Financial Statements                                      24-36

       2.     Supplementary Financial Information (unaudited)                                    37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Scioto Downs, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Scioto Downs, Inc. and its subsidiary (the Company) at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's net losses, negative working capital, and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
December 23, 2002

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                        2002             2001
                                                    -----------      -----------
ASSETS
Current assets
  Cash and cash equivalents                         $   319,484      $   418,688
  Restricted cash                                        31,864           42,693
  Accounts receivable                                   240,452          548,371
  Prepaid expenses and other                             37,423           19,878
                                                    -----------      -----------
    Total current assets                                629,223        1,029,630
                                                    -----------      -----------
Property and equipment, at cost
  Buildings and improvements                        $14,797,814      $14,754,386
  Land improvements                                   1,326,554        1,326,554
  Furniture and fixtures                              1,838,146        1,835,966
  Machinery and equipment                             2,469,408        2,471,265
                                                    -----------      -----------
                                                     20,431,922       20,388,171

    Less accumulated depreciation                    15,575,042       15,008,085
                                                    -----------      -----------
                                                      4,856,880        5,380,086

  Land                                                  299,847          299,847
                                                    -----------      -----------
                                                      5,156,727        5,679,933
                                                    -----------      -----------
Other noncurrent assets                                  60,421           76,803
Racing permit                                           755,760          755,760
                                                    -----------      -----------
    Total assets                                    $ 6,602,131      $ 7,542,126
                                                    ===========      ===========

CONTINUED

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                        2002             2001
                                                    -----------       ----------
LIABILITIES
Current liabilities
  Accounts payable, trade                           $ 1,160,086       $  465,579
  Purses payable and simulcast purse fund               512,895          363,355
  Dividends payable                                       --              29,788
  Current maturities, term debt                         206,640          193,083
  Line of credit                                        110,000          200,000
  Accrued expenses
    Property taxes                                      160,789          163,506
    Other                                               228,901          214,504
                                                      ---------       ----------
    Total current liabilities                         2,379,311        1,629,815
                                                      ---------       ----------
Minimum pension liability                               878,620          335,458
Accrued pension                                         274,374          274,374
Term debt, net of current maturities                  2,471,050        2,674,371
                                                      ---------       ----------
    Total liabilities                                 6,003,355        4,914,018
                                                      ---------       ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.05 par value per share
  Authorized: 3,600,000 shares
  Issued and outstanding: 595,767 shares                625,555          625,555
Capital in excess of par value of stock               2,037,300        2,037,300
Accumulated (deficit) earnings                       (1,185,459)         300,711
Accumulated other comprehensive loss                   (878,620)        (335,458)
                                                    -----------       ----------
    Total stockholders' equity                          598,776        2,628,108
                                                    -----------       ----------
      Total liabilities and stockholders' equity    $ 6,602,131       $7,542,126
                                                    ===========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                              2002                2001                2000
                                                                           -----------         -----------         ----------
Nights of live racing and simulcasting                                             148                 135                 71
                                                                           -----------         -----------         ----------
Dark days of simulcasting--off season                                              214                 155                --
                                                                           -----------         -----------         ----------
Operating revenues:
  Pari-mutuel commissions and breakage                                     $11,774,127         $10,919,167         $6,025,407
    Less pari-mutuel taxes                                                   1,777,874           1,582,590            925,064
                                                                           -----------         -----------         ----------
                                                                             9,996,253           9,336,577          5,100,343
                                                                           -----------         -----------         ----------
  Export signal revenue                                                        567,638             511,857            273,628
  Admissions                                                                   118,695             115,170            109,742
  Simulcasting shared revenue, net                                                --                  --               68,892
  Concessions, program, parking, and other                                     984,011             881,526            777,199
  Entry fees and purse monies added by others                                2,558,813           1,781,499            752,713
  Rental income from leased facilities                                         121,031             121,693            409,045
  Pari-mutuel tax abatement earned                                                --               224,676            369,225
                                                                           -----------         -----------         ----------
                                                                            14,346,441          12,972,998          7,860,787
                                                                           -----------         -----------         ----------
Operating expenses:
  Purses                                                                     6,903,813           5,842,746          2,957,929
  Salaries and wages                                                         2,618,637           2,226,198          1,251,320
  Simulcasting fees                                                          1,572,364           1,391,186            681,138
  Depreciation and amortization                                                570,113             579,269            553,810
  Advertising                                                                  340,783             495,183            312,652
  Real and personal property taxes                                             205,500             216,016            172,315
  Insurance                                                                    539,574             359,202            200,876
  Repairs and maintenance                                                      394,902             494,206            272,992
  Other operating and general                                                2,433,980           2,445,875          1,569,955
                                                                           -----------         -----------         ----------
                                                                            15,579,666          14,049,881          7,972,987
                                                                           -----------         -----------         ----------
    Loss from racing operations                                             (1,233,225)         (1,076,883)          (112,200)

Equity in (losses) earnings of joint ventures                                  (25,382)            (24,288)            17,712
(Loss) gain on settlement and disposal of assets                                  (691)             62,265               --
Interest expense, net                                                         (226,872)           (193,195)          (146,525)
                                                                           -----------         -----------         ----------
    Loss before income tax benefit                                          (1,486,170)         (1,232,101)          (241,013)
Income tax benefit                                                                --                79,790             11,000
                                                                           -----------         -----------         ----------
    Net loss                                                               $(1,486,170)        $(1,152,311)        $ (230,013)
                                                                           ===========         ===========         ==========
Basic and diluted loss per common share                                    $     (2.49)        $     (1.93)        $     (.39)
                                                                           ===========         ===========         ==========
Dividends per common share                                                 $       --          $       .05         $      .10
                                                                           ===========         ===========         ==========
Weighted average shares outstanding, basic and diluted                         595,767             595,767            595,767
                                                                           ===========         ===========         ==========

       The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                     CAPITAL IN                     ACCUMULATED
                                              COMMON STOCK           EXCESS OF      ACCUMULATED        OTHER             TOTAL
                                         -----------------------     PAR VALUE       (DEFICIT)     COMPREHENSIVE      STOCKHOLDERS'
                                         SHARES          AMOUNT      OF STOCK        EARNINGS           LOSS             EQUITY
                                        --------        --------     ----------     ------------   -------------      -------------
 Balances, October 31, 1999              595,767        $625,555     $2,037,300     $ 1,772,400     $ (116,768)        $ 4,318,487

   Net loss                                 --              --             --          (230,013)           --             (230,013)
   Minimum pension liability adjustment,
     net of taxes                           --              --             --               --          26,992              26,992
                                                                                                                       -----------
   Comprehensive loss                                                                                                     (203,021)
                                                                                                                       -----------
   Cash dividends--$.10 per share           --              --             --           (59,577)           --              (59,577)
                                        --------        --------     ----------     -----------     ----------         -----------
 Balances, October 31, 2000              595,767         625,555      2,037,300       1,482,810        (89,776)          4,055,889

   Net loss                                 --              --             --        (1,152,311)           --           (1,152,311)
   Minimum pension liability adjustment,
     net of taxes                           --              --             --               --        (245,682)           (245,682)
                                                                                                                       -----------
   Comprehensive loss                                                                                                   (1,397,993)
                                                                                                                       -----------
 Cash dividends -- $.05 per share           --              --             --           (29,788)           --              (29,788)
                                        --------        --------     ----------     -----------     ----------         -----------
 Balances, October 31, 2001              595,767         625,555      2,037,300         300,711       (335,458)          2,628,108

   Net loss                                 --              --             --        (1,486,170)           --           (1,486,170)
   Minimum pension liability adjustment,
     net of taxes                           --              --             --               --        (543,162)           (543,162)
                                                                                                                       -----------
   Comprehensive loss                                                                                                   (2,029,332)
                                        --------        --------     ----------     -----------     ----------         -----------
 Balances, October 31, 2002              595,767        $625,555     $2,037,300     $(1,185,459)    $ (878,620)        $   598,776
                                        ========        ========     ==========     ===========     ==========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------

                                                                   2002             2001             2000
                                                               -----------      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,486,170)     $(1,152,311)     $ (230,013)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Equity in losses (earnings) of joint ventures                 25,382           24,288         (17,712)
      Gain on settlement                                             --             (58,670)           --
      (Loss) gain on disposal of assets                                691           (3,595)           --
      Depreciation and amortization                                570,113          579,269         553,810
      Provision for losses on accounts receivable                    --             292,169           1,234
      Deferred income taxes                                          --             (79,790)        (11,000)
      Change in current assets and liabilities, net
        of the effect of acquisition:
          Accounts receivable                                      307,919         (225,131)       (124,063)
          Accounts receivable--related party                         --                --           483,654
          Prepaid expenses and other                               (17,545)         (11,686)          5,734
          Accounts payable, trade and purses
            payable and simulcast purse fund                       844,047          227,760        (417,054)
          Accounts payable--related party                            --            (370,217)         78,078
          Accrued expenses                                         (12,320)        (385,026)         74,832
                                                               -----------      -----------      ----------
    Net cash provided (used in) by operating activities            232,117       (1,162,940)        397,500
                                                               -----------      -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                       10,829            3,061         272,787
  Purchase of property and equipment                               (47,598)        (330,884)       (213,225)
  Contribution to joint venture                                       --               --           (30,000)
  Cash received in purchase of business,
    net of cash paid                                                  --            300,953            --
  Proceeds from sale of property and equipment                        --              4,026            --
  Dividend from joint venture                                       15,000           30,000          30,000
                                                               -----------      -----------      ----------
    Net cash (used in) provided by investing activities            (21,769)           7,156          59,562
                                                               -----------      -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on term debt                                           (189,764)        (136,182)       (122,292)
  Proceeds from revolving line of credit                              --            200,000         300,000
  Payments on revolving line of credit                             (90,000)            --          (300,000)
  Dividends paid                                                   (29,788)            --           (59,577)
                                                               -----------      -----------      ----------
    Net cash (used in) provided by financing activities           (309,552)          63,818        (181,869)
                                                               -----------      -----------      ----------
Net (decrease) increase in cash and cash equivalents               (99,204)      (1,091,966)        275,193
Cash and cash equivalents, beginning of year                       418,688        1,510,654       1,235,461
                                                               -----------      -----------      ----------
Cash and cash equivalents, end of year                         $   319,484      $   418,688      $1,510,654
                                                               ===========      ===========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest paid                                              $   227,505      $   237,419      $  256,597
                                                               ===========      ===========      ==========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY
  Dividends declared, not paid                                 $      --        $    29,788      $      --
                                                               ===========      ===========      ==========
  Business acquired by seller financing                        $      --        $    91,876      $      --
                                                               ===========      ===========      ==========
  Liability accrued for contribution to joint venture          $    24,000      $      --        $      --
                                                               ===========      ===========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE BUSINESS

     Scioto Downs, Inc.'s (Scioto Downs) business is the ownership and operation of a harness horseracing facility located in central Ohio. Revenues are earned from commissions on pari-mutuel wagering on live races and simulcasting and various related revenues including simulcasting export signal revenue, rental income, admissions, concessions and parking.

     On August 1, 2001, Scioto Downs acquired all of the outstanding common shares of Mid-America Racing Association, Inc. (Mid-America). The acquisition has been accounted for under the purchase method. Accordingly, the assets, liabilities, and the results of operations are reflected in the consolidated financial statements of Scioto Downs from the acquisition date. Scioto Downs and Mid-America are collectively referred to as the Company. See Note 12.

     During fiscal 2001, the Company incurred operating losses and negative cash flows from operations and had a working capital deficit of $600,185 at October 31, 2001. The Company continued to have losses from operations in fiscal 2002 and had a working capital deficit of $1,750,088 at October 31, 2002.

     Management reviewed all operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management developed ways to utilize its facilities to earn additional revenue from sources other than racing and this resulted in several agreements involving facility use fees with participating customers.

     Management's plan in 2003 is to continue with year-round simulcasting. On January 1, 2002, an agreement with Beulah Park went into effect that reduces the number of hours both tracks compete against each other for simulcasting revenues. This agreement has been renewed for 2003. The desired result is a reduction in overhead and an increase in revenue.

     Management's plans to reduce expenses and improve operating results also depended on a successful 2002 live racing season, which did not occur due primarily to a decline in pari-mutuel wagering in the racing industry in Ohio. As a result, management's plans have not produced the desired results, and the Company's consolidated financial position has not improved.

     On December 23, 2002, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc. (MTR) (See Note 13). If the transaction takes place this will provide liquidity to the operation subject to MTR's willingness and ability to fund operations. However, failure to consummate the transaction will make the ability to continue future operations uncertain.

     At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


2.   ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the financial statements.

     BASIS OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of Scioto Downs and its wholly owned subsidiary, Mid-America. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents represent amounts on deposit with financial institutions, including money market investments with original maturities of three months or less. At October 31, 2002 and 2001, cash and cash equivalents and restricted cash included deposits of approximately $224,000 and $376,000, respectively, which are held at one financial institution.

     RESTRICTED CASH
     The Company is required to hold funds related to horsemen's fines and certain simulcasting funds in separate accounts. Their use is restricted to payments for improving horsemen's facilities and increasing racing purses.

     PROPERTY AND EQUIPMENT

     The Company records asset acquisitions at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the applicable assets as follows:

                                                            ESTIMATED
                                                           USEFUL LIVES
     CLASS OF ASSETS                                         (YEARS)
     ---------------                                       ------------
     Buildings and improvements                              10 to 40
     Land improvements                                        6 to 20
     Furniture and fixtures                                   4 to 20
     Machinery and equipment                                  5 to 15


     Maintenance, repairs and minor renewals are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts, and resulting gains or losses are reflected in the statement of operations.

     RACING PERMIT
     The Company recorded a racing permit, an intangible asset, at fair value as a result of the purchase of Mid-America during 2001 (see Note 12). The racing permit is not amortized as it is considered to be an indefinite lived intangible. It will be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     LONG-LIVED ASSETS
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of assets. To date, no such impairment has been recognized.

     INCOME TAXES
     The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     NET LOSS PER COMMON SHARE
     Net loss per share of common stock is based on the weighted average number of shares outstanding. The Company has no common stock equivalents. Accordingly, the weighted average shares outstanding are the same for calculation of basic and diluted per share computations.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     The Company recognizes commission revenue based upon various percentages of pari-mutuel wagering when earned. Other revenues are recognized when services are performed.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment at least annually using a fair-value based approach. SFAS 142 is effective for the Company beginning November 1, 2002. The Company will be required to perform annual impairment tests of indefinite-lived intangible assets.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     On October 4, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal year 2003. The Company does not anticipate that the adoption of SFAS 144 will have a material effect.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of adopting FIN 45.

     On January 15, 2003, the FASB completed its redeliberations of the project related to the consolidation of variable interest entities which will culminate with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an interpretation of ARB No.
     51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require disclosures regarding ownership interests in variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate having to make additional disclosures as a result of FIN 46.


3.   AFFILIATED ENTITIES

     Scioto Downs leased its racing facilities to Mid-America, which had common management and certain common stockholders with Scioto Downs. The facilities were leased for the period of time necessary to conduct an annual racing meet under the terms of a 25-year lease agreement, which was terminated on August 1, 2001. The lease agreement provided for rental payments to

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


     Scioto Downs based on percentages of daily pari-mutuel wagering during the meet with a minimum annual rental payment of $7,200. During 2000, Mid-America paid to Scioto Downs additional rents of $60,051. Additional payments were based on two months of Scioto Downs' required debt service during the period in which Mid-America rented Scioto Downs' facilities. These additional payments were subject to annual approval by Mid-America. As discussed in Note 8, the lessee remitted its portion of the pari-mutuel tax abatement to Scioto Downs. In addition, the lessee was required to pay certain operating expenses. Revenues from this lease were accounted for on the operating method.

     Scioto Downs collected simulcasting purse pool funding and other monies on behalf of Mid-America and remitted such funding to Mid-America on a periodic basis. In addition, amounts were due from Mid-America for the portion of certain shared corporate overhead expenses paid by Scioto Downs and subsequently reimbursed by Mid-America. Interest on the outstanding balance was charged at the prime-lending rate.

     The following is a summary of transactions with Mid-America for the years ended October 31, 2001 and 2000 and amounts due to (from) Mid-America as of October 31, 2001 and 2000.

                                                                       INCOME (EXPENSE)
                                                                  -------------------------
                                                                    2001             2000
                                                                  --------        ---------
     Facility rents                                               $ 48,350        $ 409,045
     Reimbursement of overhead expenses                            406,289          336,920
     Pari-mutuel tax abatement                                        --           (168,115)
     Concessionaire sublease                                        21,089         (113,762)
     Interest on outstanding balances                                 --             30,101
                                                                  --------        ---------
     Net expenses                                                 $475,728        $ 494,189
                                                                  ========        =========
     Amounts due to (from) at October 31                          $   --          $  78,078
                                                                  ========        =========

     Scioto Downs had an outstanding receivable due from Mid-America of $517,169 at the date of acquisition. Scioto Downs had recorded a valuation allowance of $292,169 against the total receivable during 2001.

     Effective July 1, 1999, Mid-America spun off MARA Enterprises, Inc. (MARA) to its stockholders. Scioto Downs had accounts receivable of $4,485 and $27,247 at October 31, 2002 and 2001, respectively, due from MARA, which has certain common stockholders with the Company. Such amounts arose from the reimbursement of certain shared corporate overhead expenses paid by Scioto Downs. Reimbursed expenses from MARA were $62,504 and $99,154 for the years ended October 31, 2002 and 2001, respectively.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

4.       INCOME TAXES

         Income tax (benefit) expense includes the following components:

                                                   2002       2001        2000
                                                 --------   --------    --------
         Federal income tax (benefit) expense:
              Deferred .......................   $     --   $(79,790)   $(11,000)
                                                 --------   --------    --------
                 Total .......................   $     --   $(79,790)   $(11,000)
                                                 ========   ========    ========



         A summary of the effective income tax rate is as follows:

                                                                 PERCENTAGE OF PRETAX INCOME (LOSS)
                                                              -----------------------------------------
                                                               2002             2001             2000
                                                              -------          -------          -------
         Statutory federal rate                                 (34)%            (34)%            (34)%
         Surtax exemption                                         7                7                2
         Permanent differences                                    2                5               32
         Deferred tax rate and other adjustments                 (2)             (11)              (5)
         Valuation allowance                                     27               27              --
                                                                ---              ---              ---
         Effective tax rate                                      -- %             (6)%             (5)%
                                                                ===              ===              ===

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31 are as follows:

                                                                   2002            2001
                                                               -----------      -----------
         Deferred tax assets arising from:
              Alternative minimum tax credit carryforwards     $    59,000      $    59,000
              Net operating loss carryforwards                   1,138,343          734,907
              Accrued liabilities                                    9,936            9,145
              Pension liability adjustment                         298,731          114,056
                                                               -----------      -----------
                 Total deferred tax assets                     $ 1,506,010      $   917,108
                                                               ===========      ===========
         Deferred tax liabilities arising from:
              Depreciation                                     $   240,875      $   303,979
                                                               -----------      -----------
                 Total deferred tax liabilities                $   240,875      $   303,979
                                                               ===========      ===========
         Net noncurrent deferred tax asset                     $ 1,265,135      $   613,129
              Valuation allowance                              $(1,265,135)     $  (613,129)
                                                               ===========      ===========
         Net deferred tax asset (liability)                             --               --
                                                               ===========      ===========

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         The Company has determined at October 31, 2002 and 2001, that it is more likely than not that the deferred tax assets will not be realized and, therefore, has recorded a full valuation allowance. The valuation allowance related to the minimum pension liability has been recorded through other comprehensive income. Deferred tax assets, liabilities, and federal income tax expense in future years can be significantly affected by changes in enacted tax rates and the rates at which net operating loss carryforwards are utilized.

         At October 31, 2002, the Company has, for federal income tax purposes, approximately $59,000 in alternative minimum tax credit carryforwards and approximately $3,586,000 in net operating loss carryforwards. The net operating loss carryforwards expire over the years 2010 through 2022. Approximately $150,000 of the net operating loss carryforwards are related to Mid-America and their use will be limited by Section 382 of the Internal Revenue Code. The alternative minimum tax credit can be carried forward indefinitely.


5.       COMMITMENTS

         The Company leases pari-mutuel equipment under a five-year noncancelable-operating lease with an automatic extension as long as the Company conducts pari-mutuel wagering. Rental expense was approximately $283,000 in 2002, $280,000 in 2001, and $125,000 in 2000.
         Under the agreement, the Company is obligated to pay the third-party processor a minimum charge per program of $1,600 (approximately $97,600 annually).


6.       OPERATING LEASES
         The Company leases equipment under various operating lease agreements that expire in March 2003 and December 2005. Rent expense under these leases was $76,612 in 2002, $74,208 in 2001 and $62,188 in 2000.

         The future annual minimum rental payments on these leases are as follows for the years ending October 31:

         2003                                           $40,336
         2004                                            14,424
         2005                                            14,424
         2006                                             2,404
                                                        -------
           Total minimum payments required              $71,588
                                                        =======

7.       RETIREMENT PLANS

         Scioto Downs, Mid-America and MARA sponsor a noncontributory defined-benefit pension plan covering all full-time employees meeting certain age and service requirements. Scioto Downs, Mid-America and MARA share proportionately the costs and related assets of the plan. In connection with the acquisition of Mid-America, Scioto Downs assumed Mid-America's portion of the unfunded benefit obligation of $332,780. On May 31, 2001, the plan was amended to freeze eligibility, the accrual of years of service and benefits. The Company's total pension expense, which includes both current service costs and amortization of prior years' service costs, amounted to $126,692 in 2002, $28,101 in 2001, and $40,791 in 2000.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         The Company's funding policy is to contribute annually an amount sufficient to fund the plan's estimated past service costs over a 30-year period using a different actuarial cost method and different assumptions from those used for financial reporting.

         The Company's portion of the funded status of the plan at October 31 is as follows:

                                                                                               2002                2001
                                                                                           -----------         -----------
         Change in projected benefit obligation:
                Benefit obligation as of the beginning of the year                         $ 1,310,220         $   521,902
                   Benefit obligation acquired in business combination                              --             655,110
                   Interest cost                                                               122,670              45,726
                   Actuarial loss (gain)                                                       520,588             140,407
                   Benefits paid                                                              (102,870)            (52,925)
                                                                                           -----------         -----------
                Benefit obligation as of the end of the year                               $ 1,850,608         $ 1,310,220
                                                                                           ===========         ===========

         Change in plan assets:
                Fair value of assets at the beginning of the year                          $   644,660         $   366,629
                   Fair value of assets acquired in business combination                            --             322,330
                   Actual loss on plan assets                                                  (26,596)            (19,171)
                   Other allocation adjustments                                                     --               8,312
                   Employer contributions                                                       99,506              19,485
                   Benefits paid                                                              (102,870)            (52,925)
                                                                                           -----------         -----------

                Fair value of assets at the end of the year                                    614,700         $   644,660
                                                                                           ===========         ===========

         Funded status deficit                                                             $(1,235,908)        $  (665,560)
                Unrecognized net actuarial loss                                                878,620             335,458
                                                                                           -----------         -----------

         Net amount of deficit recognized                                                  $  (357,288)        $  (330,102)
                                                                                           ===========         ===========

         Amounts recognized in the Company's balance sheets consist of:
                   Accrued pension cost, current portion                                   $   (82,914)        $   (55,728)
                   Accrued pension                                                            (274,374)           (274,374)
                   Additional minimum liability                                               (878,620)           (335,458)
                   Accumulated other comprehensive loss                                        878,620             335,458
                                                                                           -----------         -----------

         Net amount recognized                                                             $  (357,288)        $  (330,102)
                                                                                           ===========         ===========

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         Assumptions used for the plan are as follows:

                                                                        2002         2001         2000
                                                                        ----         ----         ----
         Discount rate                                                  7.00%        7.00%        7.75%
         Rate of increase in compensation levels                        0.00%        0.00%        5.50%
         Long-term rate of return on assets                             8.00%        8.00%        8.00%

         Net pension expense includes the following components:

                                                                          2002              2001              2000
                                                                        ---------         ---------         ---------
         Service cost -- components of net periodic benefit cost        $    --           $    --           $  12,027
         Interest cost                                                    122,670            45,726            39,788
         Expected return on plan assets                                   (70,274)          (28,744)          (26,830)
         Net amortization relating to the deferral of initial
           transitional obligation and subsequent gains and losses         74,296            11,119             7,010
         Amendments                                                          --                --               8,796
                                                                        ---------         ---------         ---------
           Net pension expense                                          $ 126,692         $  28,101         $  40,791
                                                                        =========         =========         =========

         In the event that MARA is unable to fund their portion of the benefit obligation, the Company would be liable for the amount. At October 31, 2002 MARA's portion of the funded status deficit was $826,535.

         The Company and MARA have a 401(k) savings plan covering substantially all full-time employees. The Company expensed matching contributions of $68,550 in 2002, $40,911 in 2001, and $18,911 in 2000. In 2002, the
         Company and MARA separated the 401(k) savings plan, each assuming their respective liabilities.


8.       PARI-MUTUEL TAX ABATEMENT

         To encourage the improvement of racing facilities in Ohio, permit holders are allowed to recover 70% of the cost of qualified improvements as determined by the Ohio State Racing Commission. Such recovery is accomplished by reducing each day's pari-mutuel tax paid to the state by a fraction of 1% of pari-mutuel wagering and continues for 15 years (10 years if construction of the improvements commenced after March 29, 1988), or until the total tax reduction reaches 70% of the cost of the improvement, whichever occurs first. Such abatement is available to all permit holders who race at the improved facility. By agreement, Mid-America, through the date of acquisition, remitted its portion of the abatement to the Company (see Note 3). The abatement was fully utilized during 2001. The Company earned pari-mutuel tax abatement (including amounts from Mid-America through the date of acquisition) of $224,676 in 2001 and $369,225 in 2000.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

9.       DEBT FINANCING ARRANGEMENTS

         During 2002, the Company was notified by its lender that availability under the line of credit was terminated and the outstanding balance is due on January 31, 2003.

         The line calls for interest at the prime rate (4.75% at October 31, 2002). At October 31, 2002, the line had an outstanding balance of $110,000.

         In April 1999, the Company entered into a term loan agreement that provides for monthly payments of principal and interest of $30,025 through September 2013. Interest is fixed at 7.79% per annum. The line of credit and the term loan are collateralized by a first mortgage on the Company's real property facilities, as well as other personal property, and an assignment of the rents from the Company's lease arrangements.

         The Company's term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.

         During 2001, the Company issued non-interest-bearing promissory notes to the previous stockholders of Mid-America for consideration of the purchase price (see Note 12). The remaining unpaid principal balance of $50,000 under the notes is due in August 2003 and is included in the current portion of term obligations at October 31, 2002. The note was discounted to approximately $48,400, assuming a discount rate of 6.75%. The promissory notes are related-party transactions as certain previous Mid-America stockholders are board members and significant stockholders of the Company.

         Maturities of term obligations at October 31, 2002 are as follows:

                    2003                                             $   206,640
                    2004                                                 170,662
                    2005                                                 184,284
                    2006                                                 200,853
                    2007                                                 217,190
                    Thereafter                                         1,698,061
                                                                       ---------
                             Total                                   $ 2,677,690
                                                                       =========



         Interest expense was $228,026, $228,406, and $236,780 for the years ended October 31, 2002, 2001, and 2000, respectively.

10.      JOINT VENTURES

         The Company is a member of a joint venture established for the purpose of installing and operating outdoor advertising at the Company's facilities. Revenues and expenses, as well as cash shortfalls, are shared equally by both participants in the joint venture. The Company accounts for its 50% investment under the equity method of accounting. The Company recorded $4,250 in 2002, $13,896 in 2001, and $17,712 in
         2000, as its proportionate share of the joint venture's earnings in its consolidated statements of operations.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         The Company has a 20% equity interest in an off-track betting parlor and accounts for the investment under the equity method of accounting. The Company recorded $38,184 as its proportionate share of the joint venture's losses in its consolidated statement of operations for the year ended October 31, 2001. During 2002, the Company recognized a loss of $5,632 in order to write-off the remaining balance of the investment. Subsequent to October 31, 2002, the Company amended the operating agreement with the off-track betting parlor, under which the Company agreed to contribute $24,000 in exchange for which the Company relinquished its membership units and is released from all obligations pursuant to the terms of the agreement.

11.      COMMITMENTS AND CONTINGENCIES

         At October 31, 2000, the Company had an outstanding receivable from its former concessionaire of $127,864. The Company was in dispute with the former concessionaire and had fully reserved the receivable at October 31, 2000. In April 2001, the Company reached a settlement agreement with the concessionaire. The settlement resulted in the receipt of equipment from the concessionaire and forgiveness by the Company of the outstanding receivable. The Company recognized a gain on the settlement of $58,670 at October 31, 2001.

12.      ACQUISITION

         On August 1, 2001, Scioto Downs acquired all of the outstanding common shares of Mid-America. The assets, liabilities, and results of Mid-America's operations have been reflected in the consolidated financial statements of Scioto Downs from the acquisition date. The consideration was $150,000, for which the Company issued non-interest-bearing promissory notes, which were due $50,000 at closing and $50,000 each in August 2002 and 2003. Mid-America owns a racing permit entitling it to conduct harness horseracing, typically immediately following the live racing season of Scioto Downs. The lease of racing facilities between Mid-America and Scioto Downs was terminated as of the acquisition date.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         The acquisition was accounted for under the purchase method as required by SFAS 141. The total purchase price has been allocated to the tangible and intangible assets and liabilities of Mid-America based upon their estimated fair values. The amounts and components of the purchase price, along with the allocation of the purchase price, are presented below.

                                                                      AUGUST 1, 2001
                                                                      --------------
         Purchase Price:

         Cash paid in closing                                          $    50,000
         Present value of current portion of non-interest-
              bearing promissory notes (a)                                  46,838
         Present value of non-interest-bearing promissory
              notes, less current maturities (a)                            43,877
         Other direct acquisition costs                                     40,000
         Liabilities assumed, net of valuation allowance provided
              for amounts due from Mid-America                           1,183,649
         Cash acquired                                                    (390,953)
                                                                       -----------
                 Total                                                 $   973,411
                                                                       ===========

         Purchase Price Allocation:

         Accounts receivable, net                                      $   132,361
         Other assets                                                       85,290
         Racing permit                                                     755,760
                                                                       -----------
                 Total                                                 $   973,411
                                                                       ===========

         (a) These promissory notes have been discounted at an interest rate of 6.75%.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

         The following unaudited pro forma information is presented as if the August 1, 2001 acquisition of Mid-America had occurred on November 1, 2000 and 1999:

                                                   OCTOBER 31,
                                         -------------------------------
                                              2001              2000
                                         ------------       ------------
         Net revenues                    $ 13,818,248       $ 14,652,955

         Net loss                          (1,860,240)          (576,228)

         Loss per common share:
                  Basic and diluted             (3.12)              (.97)

         This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of November 1, 2000 and 1999, nor is it necessarily indicative of future operating results.

13.      SUBSEQUENT EVENT

         On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments per share subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property.

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------
SUPPLEMENTARY FINANCIAL INFORMATION


Quarterly per share and financial data:


                                                                               BASIC AND
                                              OPERATING           NET           DILUTED
                                NET             INCOME          EARNINGS        EARNINGS
                              REVENUES          (LOSS)           (LOSS)          (LOSS)
                              --------       -----------      ----------       ---------
         2002
         Fourth Quarter      $4,728,074      $ (192,372)      $ (266,433)      $   (.44)
         Third Quarter        5,519,431        (105,738)        (170,455)          (.29)
         Second Quarter       2,228,077        (435,331)        (490,391)          (.82)
         First Quarter        1,870,859        (499,784)        (558,891)          (.94)

         2001
         Fourth Quarter      $4,874,010      $  (60,628)      $  (76,170)      $   (.13)
         Third Quarter        5,423,031         106,881          (87,682)          (.15)
         Second Quarter       2,157,730        (562,747)        (482,037)          (.81)
         First Quarter          518,227        (560,389)        (506,422)          (.85)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE



         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                          DIRECTOR          POSITIONS WITH CORPORATION
                        CONTINUOUSLY        AND BUSINESS EXPERIENCE
NAME AND AGE               SINCE            DURING PAST FIVE YEARS
------------            ------------        --------------------------

                      DIRECTORS WHOSE TERMS EXPIRE IN 2003

LaVerne A. Hill, 79        1985             Director and Vice-President,
                                            Scioto Downs, Inc.; former Director
                                            and President, Mid-America Racing
                                            Association, Inc.

Robert S. Steele, 83       1974             Director, former President and
                                            General Manager, Scioto Downs, Inc.;
                                            former Director and Vice-President,
                                            Mid-America Racing Association, Inc.

Robert R. Schwartz, 55     1997             Director, Scioto Downs, Inc.;
                                            Doctor of Veterinary Medicine

                      DIRECTORS WHOSE TERMS EXPIRE IN 2004

John J. Chester, 82        1976             Director, Scioto Downs, Inc.;
                                            Partner in law firm of Chester,
                                            Willcox & Saxbe LLP

Delmer L. Bone, 72         1995             Director, Scioto Downs, Inc.;
                                            Retired elected official; Retired
                                            business executive

Edward T. Ryan, 61         2000             President and General Manager,
                                            Scioto Downs, Inc.; former Vice-
                                            President and General Manager,
                                            Freehold Raceway

                           DIRECTOR         POSITIONS WITH CORPORATION
                         CONTINUOUSLY       AND BUSINESS EXPERIENCE
NAME AND AGE                SINCE           DURING PAST FIVE YEARS
------------             ------------       --------------------------

                      DIRECTORS WHOSE TERMS EXPIRE IN 2005

John F. Fissell, 73         1986            Director, Scioto Downs, Inc.;
                                            Consultant, S & D Properties

William C. Heer, 81         1952            Director and Treasurer, Scioto
                                            Downs, Inc.; former Vice President,
                                            National Graphics; former Director
                                            and Treasurer, Mid-America Racing
                                            Association, Inc.

Richard H. McClelland, 64   1998            Director, Scioto Downs, Inc.
                                            President, Shelly & Sands Inc.;
                                            Vice-President, O.K. Coal & Concrete
                                            Company



EXECUTIVE OFFICERS

The following information relates to the present executive officers of the corporation.


NAME AND AGE               OFFICE               BUSINESS EXPERIENCE - FIVE YEARS
------------               ------               --------------------------------

Edward T. Ryan, 61         President and        President and General Manager,
                           General Manager      Scioto Downs, Inc.; former
                           since April 2000     Vice-President and General
                                                Manager, Freehold Raceway

LaVerne A. Hill, 79        Vice-President       Vice-President, Scioto Downs,
                           since 1992           Inc.; former Director and
                                                President, Mid-America Racing
                                                Association, Inc.

William C. Heer, 81        Treasurer since      Director and Treasurer, Scioto
                           1959                 Downs, Inc.; former
                                                Vice-President, National
                                                Graphics; former Director and
                                                Treasurer, Mid- America Racing
                                                Association, Inc.

Roderick H. Willcox, 69    Secretary since      Partner in law firm of Chester,
                           1974                 Willcox & Saxbe, LLP, counsel
                                                for Scioto Downs, Inc.

ITEM 11.           EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information for the fiscal years ended October 31, 2002, 2001 and 2000 as to cash compensation paid by the corporation, as well as certain other compensation paid or accrued for those years, to the corporation's chief executive officer or person serving in that capacity.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation          All Other
                                                                    ------------------------------     Compensation
                                        ANNUAL COMPENSATION                AWARDS          PAYOUTS        ($)(2)
                                ---------------------------------   --------------------   -------  ------------------
                                                           Other
                                                          Annual    Restricted
Name and                                                 Compen-      Stock      Options    LTIP    Matching    Total
Principal                                                 sation      Awards       SARs    Payouts    401K     Pension
Position              Year      Salary($)    Bonus($)       ($)        ($)         (#)      ($)                Received
--------            --------    ---------    --------   ---------   ----------   -------   -------  --------   --------
Robert S.            6/15/00      33,562        -0-        -0-          -0-         -0-      -0-       827      24,872
Steele,
President and
General Manager(1)

Edward T. Ryan,     10/31/02     135,000        -0-     12,000(5)       -0-         -0-      -0-     4,050         -0-
President and                                            4,050(4)
General             10/31/01      81,250        -0-      1,181(4)       -0-         -0-      -0-     1,181         -0-
Manager(3)          10/31/00      29,792        -0-        -0-          -0-         -0-      -0-       -0-         -0-

(1) Robert S. Steele retired as President April 15, 2000, retirement effective June 15, 2000.

(2) One-half of this pension distribution is attributable to Scioto Downs, Inc. and one-half to Mid-America Racing Association, Inc.

(3) Edward T. Ryan assumed the position of President and General Manager April 15, 2000.

(4)  Safe harbor pension payment.

(5)  Executive allowance.

COMPENSATION OF DIRECTORS

         Each director receives $300 for each board meeting attended as compensation for their services as a director. In addition, a director is compensated for travel expenses to a board meeting at the rate of 36.5 cents per mile for all mileage traveled inside the State of Ohio, but outside of Franklin County. Directors who are members of a committee receive $300 for each committee meeting attended by that director.

         During the last fiscal year ending October 31, 2002, there were ten meetings of the board of directors. All directors attended at least 75% of the aggregate of (1) the total number of meetings of the board held during the period for which they were a director, and (2) the total number of meetings held by all committees of the board on which he or she served.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth those persons or entities known to the corporation to be the beneficial owners of more than five percent (5%) of the outstanding voting securities of the corporation on January 3, 2003.


                                                              AMOUNT AND
                                                              NATURE OF
TITLE OF                   NAME AND ADDRESS OF                BENEFICIAL          PERCENT
CLASS                      BENEFICIAL OWNER                   OWNERSHIP           OF CLASS
--------                   -------------------                ----------          --------
Common                     MARA Enterprises, Inc.               63,420             10.64%
                           5525 Hoover Road
                           Grove City, Ohio 43123

Common                     LaVerne A. Hill (1)                 208,341             34.97%
                           4814 Riverside Drive
                           Columbus, Ohio  43220

Common                     Bud C. Hatfield                     154,219             25.88%
                           4000 West Broad Street
                           Columbus, Ohio 43228



-------------

(1) LaVerne A. Hill owns 144,921 shares of the corporation directly, constituting 24.32% of the outstanding voting securities. LaVerne A. Hill is also a majority shareholder of MARA Enterprises, Inc., which owns 63,420 shares of the corporation, constituting 10.64% of the outstanding voting securities. LaVerne A. Hill therefore beneficially owns 208,341 shares which represents 34.97% of the outstanding voting securities. The shares owned by MARA Enterprises, Inc. as shown above are also included in the number of shares beneficially owned by LaVerne A. Hill.


SECURITY OWNERSHIP OF MANAGEMENT


                                                              AMOUNT AND
                                                              NATURE OF
TITLE OF                   NAME AND ADDRESS OF                BENEFICIAL          PERCENT
CLASS                      BENEFICIAL OWNER                   OWNERSHIP           OF CLASS
--------                   -------------------                ----------          --------
Common                     LaVerne A. Hill                     208,341             34.97
                           4814 Riverside Drive
                           Columbus OH 43220

Common                     Edward T. Ryan                            0                 0
                           3538 Gateway Lake Drive
                           Grove City, Ohio 43213



                                                              AMOUNT AND
                                                              NATURE OF
TITLE OF                   NAME AND ADDRESS OF                BENEFICIAL          PERCENT
CLASS                      BENEFICIAL OWNER                   OWNERSHIP           OF CLASS
--------                   -------------------                ----------          --------
Common                     Robert S. Steele                      6,230              1.04
                           2607 Geyerwood Court
                           Grove City OH 43123

Common                     John J. Chester                       3,979               .66
                           4906 Riverside Drive
                           Columbus OH 43220

Common                     Delmer L. Bone                        9,000              1.51
                           208 North King
                           Xenia OH 45385

Common                     John F. Fissell                       3,686               .61
                           565 Lawnwood Court
                           Circleville OH 43113

Common                     William C. Heer                       9,265              1.55
                           124 Ashbourne
                           Columbus OH 43209

Common                     Robert R. Schwartz                      181               .03
                           9610 Wash. - Waterloo Rd. NE
                           Washington Court House OH 43160

Common                     Richard H. McClelland                     0                 0
                           5495 Marysville Pike
                           Zanesville, Ohio 43701





CHANGE IN CONTROL


     Subsequent to October 31, 2002, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc. See Item 1, Business-Market Overview and Industry Demands.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     To the knowledge of the Company, all reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934 have been filed.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Not applicable.

ITEM 14.   DISCLOSURE CONTROLS AND PROCEDURES


     In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company does have disclosure controls and procedures in place. The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated disclosure controls and procedures within 90 days of the filing of this Form 10-K, and have concluded that such controls and procedures are appropriate, and that no changes are needed. There have been no significant changes in internal controls, the business, or other factors that could adversely affect internal controls since the date of the evaluation.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a.)   The following documents are filed as part of this report
       1.     Financial Statements
                Financial statements filed as part of this Form 10-K are
                  listed under Part II, Item 8.

(a.)   2.       Financial Statement Schedules
                  Financial statement schedules are omitted because they are not required or are not applicable.

(a.)   3.     Exhibits
              See Index to Exhibits at Page 49.

(b.)          Reports on Form 8-K
                We filed a Current Report on Form 8-K on December 27, 2002 to announce an Agreement and Plan of Merger with MTR Gaming Group Inc.

(c.)          See Index to Exhibits at Page 49.
(d.)          Not applicable or not required.
(e.)          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SCIOTO DOWNS, INC. (Registrant)



                                           By /s/ Edward T. Ryan
                                              ----------------------------------
                                              President, Chief Operating Officer
                                              Title


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.


Date:           1-29-2003                  By /s/ Edward T. Ryan
      ----------------------------            ----------------------------------
                                              President, Chief Operating Officer
                                              Title


Date:           1-29-2003                  By /s/ LaVerne A. Hill
      ---------------------------             Vice President, Director
                                              ----------------------------------
                                              Title


Date:           1-29-2003                  By /s/ William C. Heer
      ---------------------------             ----------------------------------
                                              Treasurer, Director
                                              Title


Date:           1-29-2003                  By /s/ Richard H. McClelland
      ---------------------------             ----------------------------------
                                              Director
                                              Title


Date:           1-29-2003                  By /s/ John F. Fissell
      ---------------------------             ----------------------------------
                                              Director
                                              Title


Date:           1-29-2003                  By /s/ Richard J. Fiore
      ---------------------------             ----------------------------------
                                              Chief Financial Officer
                                              Title

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward T. Ryan, President of Scioto Downs, Inc., certify that:

1.    I have reviewed this report on Form 10-K of Scioto Downs, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a - 14 and 15d -14) and procedures for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

      (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 29, 2003


/s/ Edward T. Ryan
    ---------------------
    President

I, Richard J. Fiore, Chief Financial Officer of Scioto Downs, Inc., certify that:

1.    I have reviewed this report on Form 10-K of Scioto Downs, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a - 14 and 15d -14) and procedures for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

      (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 29, 2003


/s/ Richard J. Fiore
    -----------------------
    Chief Financial Officer

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K for the year ended October 31, 2002



EXHIBIT NO.              DESCRIPTION
-----------              -----------
2.1                      Agreement and Plan of Merger                                            *

3A                       Articles of Incorporation of the Registrant, as amended to date         *

3B                       Code of Regulations of the Registrant, as amended to date               *

10A                      Lease with Hilliard Raceway, Inc., now Mid-America Racing               *
                         Association, Inc., and amendment thereto

10B                      Simulcasting agreement with Beulah Park                           filed herewith

99.1                     Sarbanes-Oxley Certification of Chief Executive Officer
                         and Chief Financial Officer                                             *


----------------
* Previously filed with Securities and Exchange Commission