Form 10-K/A
period 2002-10-31
SCIOTO DOWNS INC
filed 2003-02-27
CIK 87836

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549











                                   FORM 10-K/A

                                 Amendment No. 1

                                  ANNUAL REPORT

                   for the fiscal year ended October 31, 2002









                               SCIOTO DOWNS, INC.

                                 Columbus, Ohio

                          EMPLOYER I.D. No. 31-4440550

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One
  [X]                              ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           October 31, 2002
                                   --------------------------------------

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

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                       31-4440550
----------------------------------          ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

      6000 South High Street, Columbus, Ohio                       43207
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code             (614) 491-2515
                                                             -------------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered

-----------------------------         ------------------------------------------

-----------------------------         ------------------------------------------

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


         The Exhibit index is on page 39.

                                     PART II



ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS
OCTOBER 31, 2002, 2001, 2000, 1999 AND 1998

                                                    2002            2001           2000          1999          1998
Operating revenues:
    Pari-mutuel commissions and breakage        $  11,774,127   $  10,919,167  $  6,025,407  $  6,219,168   $  6,108,475
      Less pari-mutuel taxes                        1,777,874       1,582,590       925,064       967,702        930,613
                                                -------------- --------------- ------------- ------------- --------------

                                                    9,996,253       9,336,577     5,100,343     5,251,466      5,177,862

    Export signal revenue                             567,638         511,857       273,628       241,959        243,216
    Admissions                                        118,695         115,170       109,742       119,428        132,172
    Simulcasting shared revenue, net                        -               -        68,892        70,180         70,915
    Concessions, program, parking, and other          984,011         881,526       777,199       778,157        796,784
    Entry fees and purse monies added by others     2,558,813       1,781,499       752,713       688,058        728,915
    Rental income from leased facilities              121,031         121,693       409,045       508,705        551,582
    Pari-mutuel tax abatement earned                        -         224,676       369,225       412,330        394,062
                                                -------------- --------------- -------------  ------------   ------------

                                                   14,346,441      12,972,998     7,860,787     8,070,283      8,095,508
                                                -------------- --------------- -------------  ------------   ------------

Operating expense:
    Purses                                          6,903,813       5,842,746     2,957,929     3,063,308      3,073,960
    Salaries and wages                              2,618,637       2,226,198     1,251,320     1,193,837      1,182,815
    Simulcasting fees                               1,572,364       1,391,186       681,138       700,561        673,151
    Depreciation                                      570,113         579,269       553,810       562,549        695,437
    Advertising                                       340,783         495,183       312,652       248,033        312,649
    Real and personal property taxes                  205,500         216,016       172,315       187,631        193,551
    Insurance                                         539,574         359,202       200,876       207,902        209,943
    Repairs and maintenance                           394,902         494,206       272,992       209,421        199,948
    Other operating and general                     2,354,626       2,445,875     1,569,955     1,504,490      1,271,423
                                                -------------- --------------- -------------  ------------   ------------

                                                   15,500,312      14,049,881     7,972,987     7,877,732      7,812,877
                                                -------------- --------------- -------------  ------------   ------------

      (Loss) income from racing operations         (1,153,871)     (1,076,883)     (112,200)      192,551        282,631

Equity in (losses) earnings of joint ventures         (25,382)        (24,288)       17,712         3,686          2,036
(Loss) gain on settlement and disposal                   (691)         62,265             -             -              -
Interest expense, net                                (226,872)       (193,195)     (146,525)     (215,910)      (252,737)
                                                -------------- --------------- -------------  ------------   ------------

      (Loss) income before income tax benefit
        (expense)                                  (1,406,816)     (1,232,101)     (241,013)      (19,673)        31,930

Income tax benefit (expense)                                -          79,790        11,000       (12,000)       (19,000)
                                                -------------- --------------- -------------  ------------   ------------

Net (loss) income                               $  (1,406,816)  $  (1,152,311)  $  (230,013)  $   (31,673)    $   12,930
                                                ==============  ==============  ============  ============   ============

FIVE-YEAR SUMMARY OF OPERATIONS
OCTOBER 31, 2002, 2001, 2000, 1999 AND 1998, CONTINUED

                                                  2002             2001             2000             1999            1998
Operating revenues                              $14,346,441      $12,972,998      $ 7,860,787      $ 8,070,283     $ 8,095,508
                                              ==============   ==============  ===============  ===============  ==============

Net (loss) income                               $(1,406,816)     $(1,152,311)      $ (230,013)      $  (31,673)     $   12,930
                                              ==============   ==============  ===============  ===============  ==============

Net (loss) income per common share (a)            $   (2.36)       $   (1.93)       $    (.39)       $    (.05)      $     .02
                                              ==============   ==============  ===============  ===============  ==============

Cash dividends per common share                    $      -        $     .05        $     .10        $     .05       $     .10
                                              ==============   ==============  ===============  ===============  ==============

Weighted average common shares
    outstanding                                     595,767          595,767          595,767          595,767         595,767
                                              ==============   ==============  ===============  ===============  ==============

Total assets                                    $ 6,602,131      $ 7,542,126      $ 7,671,360      $ 8,368,235     $ 8,577,247
                                              ==============   ==============  ===============  ===============  ==============

Term obligations                                $ 2,677,690      $ 2,867,454      $ 2,912,921      $ 3,035,213     $ 3,206,350
                                              ==============   ==============  ===============  ===============  ==============

(a) Based upon weighted average shares outstanding, basic and diluted



TWENTY-YEAR PER SHARE SUMMARY OF EARNINGS (LOSS),
DIVIDENDS, AND BOOK VALUE

                            EARNINGS                                            BOOK
     YEAR                    (LOSS)                   DIVIDENDS                VALUE
---------------          --------------            --------------          -------------
     2002               $     (2.36)              $     0.00                $    1.98
     2001                     (1.93)                    0.05                     4.41
     2000                     (0.39)                    0.10                     6.81
     1999                     (0.05)                    0.05                     7.25
     1998                      0.02                     0.10                     7.43
     1997                      0.14                     0.10                     7.53
     1996                     (0.56)                    0.10                     7.50
     1995                     (0.22)                    0.10                     8.18
     1994                     (0.33)                    0.10                     8.49
     1993                     (0.31)                    0.10                     8.99
     1992                     (0.20)                    0.10                     9.41
     1991                      0.00                     0.44                     9.71
     1990                      0.21                     0.44                    10.15
     1989                      0.71                     0.44                    10.38
     1988                      0.68                     0.42                    10.11
     1987                      0.44                     0.40                     9.85
     1986                      0.76                     0.40                     9.81
     1985                      0.51                     0.40                     9.45
     1984                      0.83                     0.40                     9.22
     1983                      0.62                     0.40                     8.79

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

         Operating expenses such as salaries or wages increased by $392,439 or 17.6% in 2002 due to the Company being operational for 12 months versus 10 months in 2001, and certain shared expenses with Mid-America from the acquisition date. Advertising expense decreased by $154,400 or 31.2% due to better utilization of advertising dollars. Repairs and maintenance decreased by $99,304 or 20.1% due to the previous year preventative maintenance program being implemented. Other operating and general expenses decreased by $91,249 or 3.7% due to the Company's cost containment program.

         Net interest expense increased by $33,677, due primarily to a decrease in interest income of $34,051. Interest decreased due to using operating cash for financing the shortfall in the dark day purse funds resulting in lower interest earning cash balances.

         Loss from racing operations increased $76,988 due mainly to the reasons listed above.

         Net loss increased from $1,152,311, or ($1.93) per share in 2001 to $1,406,816, or ($2.36) per share in 2002, due mainly to higher operating costs, partially offset by higher revenue due to year-round simulcasting and the acquisition of Mid-America.

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

         Management reviewed all operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management also explored ways in which to utilize its facilities to earn additional revenue from sources other than harness horseracing (see the Operations section of Item 1, Business). Even after management's initiatives, business has continued to decline, resulting in operating losses during the fiscal year 2002 live racing season. As a result, management has been considering alternative options for liquidity and is pursuing a potential disposition of the business.

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

         The Company and MARA Enterprises, Inc. (MARA) participate in a multiple-employer pension plan. In the event that MARA is unable to fund their portion of the benefit obligation, the Company would be liable for the amount. At October 31, 2002, MARA's portion of the funded status deficit was approximately $123,000.

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

                              LINES OF          TERM        OPERATING
                               CREDIT           DEBT          LEASES           TOTAL
      2003                  $  110,000      $  206,640      $  40,336       $  356,976
      2004                           -         170,662         14,424          185,086
      2005                           -         184,284         14,424          198,708
      2006                           -         200,853          2,404          203,257
      2007                           -         217,190              -          217,190
      Thereafter                     -       1,698,061              -        1,698,061
                          -------------   -------------  -------------   --------------

                            $  110,000     $ 2,677,690      $  71,588      $ 2,859,278
                          =============   =============  =============   ==============


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

ITEM 8. FINANCIAL STATEMENTS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
(a.)   1.   Consolidated Financial Statements
                Report of Independent Accountants                                                 13
                Consolidated Balance Sheets at October 31, 2002 and 2001                        14-15
                Consolidated Statements of Operations for the years ended
                   October 31, 2002, 2001 and 2000                                                16
                Consolidated Statements of Stockholders' Equity for the years
                   ended October 31, 2002, 2001 and 2000                                          17
                Consolidated Statements of Cash Flows for the years ended
                   October 31, 2002, 2001 and 2000                                                18
                Notes to Consolidated Financial Statements                                      19-33

       2.       Supplementary Financial Information (Unaudited)                                   34

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Scioto Downs, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Scioto Downs, Inc. and its subsidiary (the Company) at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2, the Company has restated its financial statements as of and for the year ended October 31, 2002.


/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
December 23, 2002, except for Note 2,
as to which the date is February 14, 2003

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

                                                                   2002                2001
ASSETS
Current assets
    Cash and cash equivalents                                     $   319,484      $   418,688
    Restricted cash                                                    31,864           42,693
    Accounts receivable                                               240,452          548,371
    Prepaid expenses and other                                         37,423           19,878
                                                                --------------   --------------

      Total current assets                                            629,223        1,029,630
                                                                --------------   --------------

Property and equipment, at cost
    Buildings and improvements                                     14,797,814       14,754,386
    Land improvements                                               1,326,554        1,326,554
    Furniture and fixtures                                          1,838,146        1,835,966
    Machinery and equipment                                         2,469,408        2,471,265
                                                                --------------   --------------

                                                                   20,431,922       20,388,171

      Less accumulated depreciation                                15,575,042       15,008,085
                                                                --------------   --------------

                                                                    4,856,880        5,380,086

    Land                                                              299,847          299,847
                                                                --------------   --------------

                                                                    5,156,727        5,679,933
                                                                --------------   --------------

Other noncurrent assets                                                60,421           76,803
Racing permit                                                         755,760          755,760
                                                                --------------   --------------

        Total assets                                             $  6,602,131     $  7,542,126
                                                                ==============   ==============

CONTINUED

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

                                                                     2002               2001
                                                                (AS RESTATED)
LIABILITIES
Current liabilities
    Accounts payable, trade                                      $  1,160,086      $   465,579
    Purses payable and simulcast purse fund                           512,895          363,355
    Dividends payable                                                       -           29,788
    Current maturities, term debt                                     206,640          193,083
    Line of credit                                                    110,000          200,000
    Accrued expenses
      Property taxes                                                  160,789          163,506
      Other                                                           228,901          214,504
                                                                 -------------  ---------------

      Total current liabilities                                     2,379,311        1,629,815
                                                                 -------------  ---------------

Minimum pension liability                                             378,348          335,458
Accrued pension                                                       195,020          274,374
Term debt, net of current maturities                                2,471,050        2,674,371
                                                                 -------------  ---------------

      Total liabilities                                             5,423,729        4,914,018
                                                                 -------------  ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.05 par value per share
    Authorized: 3,600,000 shares
    Issued and outstanding: 595,767 shares                            625,555          625,555
Capital in excess of par value of stock                             2,037,300        2,037,300
Accumulated (deficit) earnings                                     (1,106,105)         300,711
Accumulated other comprehensive loss                                 (378,348)        (335,458)
                                                                 -------------  ---------------

      Total stockholders' equity                                    1,178,402        2,628,108
                                                                 -------------  ---------------

        Total liabilities and stockholders' equity               $  6,602,131     $  7,542,126
                                                                 =============  ===============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                      2002                2001               2000
                                                                  (AS RESTATED)
Nights of live racing and simulcasting                                        148                135                 71
                                                                ------------------  -----------------  -----------------
Dark days of simulcasting--off season                                          214                155                  -
                                                                ------------------  -----------------  -----------------

Operating revenues:
    Pari-mutuel commissions and breakage                             $ 11,774,127       $ 10,919,167       $  6,025,407
      Less pari-mutuel taxes                                            1,777,874          1,582,590            925,064
                                                                ------------------  -----------------  -----------------
                                                                        9,996,253          9,336,577          5,100,343
                                                                ------------------  -----------------  -----------------

    Export signal revenue                                                 567,638            511,857            273,628
    Admissions                                                            118,695            115,170            109,742
    Simulcasting shared revenue, net                                            -                  -             68,892
    Concessions, program, parking, and other                              984,011            881,526            777,199
    Entry fees and purse monies added by others                         2,558,813          1,781,499            752,713
    Rental income from leased facilities                                  121,031            121,693            409,045
    Pari-mutuel tax abatement earned                                            -            224,676            369,225
                                                                ------------------  -----------------  -----------------
                                                                       14,346,441         12,972,998          7,860,787
                                                                ------------------  -----------------  -----------------

Operating expenses:
    Purses                                                              6,903,813          5,842,746          2,957,929
    Salaries and wages                                                  2,618,637          2,226,198          1,251,320
    Simulcasting fees                                                   1,572,364          1,391,186            681,138
    Depreciation and amortization                                         570,113            579,269            553,810
    Advertising                                                           340,783            495,183            312,652
    Real and personal property taxes                                      205,500            216,016            172,315
    Insurance                                                             539,574            359,202            200,876
    Repairs and maintenance                                               394,902            494,206            272,992
    Other operating and general                                         2,354,626          2,445,875          1,569,955
                                                                ------------------  -----------------  -----------------
                                                                       15,500,312         14,049,881          7,972,987
                                                                ------------------  -----------------  -----------------

      Loss from racing operations                                      (1,153,871)        (1,076,883)          (112,200)

Equity in (losses) earnings of joint ventures                             (25,382)           (24,288)            17,712
(Loss) gain on settlement and disposal of assets                             (691)            62,265                  -
Interest expense, net                                                    (226,872)          (193,195)          (146,525)
                                                                ------------------  -----------------  -----------------

      Loss before income tax benefit                                   (1,406,816)        (1,232,101)          (241,013)

Income tax benefit                                                              -             79,790             11,000
                                                                ------------------  -----------------  -----------------

        Net loss                                                     $ (1,406,816)      $ (1,152,311)       $  (230,013)
                                                                ==================  =================  =================

Basic and diluted loss per common share                                $    (2.36)        $    (1.93)        $     (.39)
                                                                ==================  =================  =================

Dividends per common share                                              $       -          $     .05          $     .10
                                                                ==================  =================  =================

Weighted average shares outstanding, basic and diluted                    595,767            595,767            595,767
                                                                ==================  =================  =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------

                                                                       CAPITAL IN                       ACCUMULATED
                                               COMMON STOCK             EXCESS OF       ACCUMULATED        OTHER            TOTAL
                                       ---------------------------     PAR VALUE       (DEFICIT)       COMPREHENSIVE   STOCKHOLDERS'
                                         SHARES         AMOUNT          OF STOCK         EARNINGS          LOSS            EQUITY
                                       ----------   --------------   --------------  ---------------  --------------   ------------
Balances, October 31, 1999               595,767     $  625,555    $   2,037,300    $   1,772,400    $   (116,768)   $   4,318,487

    Net loss                                   -              -                -         (230,013)              -         (230,013)
    Minimum pension liability
      adjustment, net of taxes                 -              -                -                -          26,992           26,992
                                                                                                                     --------------
    Comprehensive loss                                                                                                    (203,021)
                                                                                                                     --------------
    Cash dividends--$.10 per share              -              -                -          (59,577)              -          (59,577)
                                       ----------   ------------   --------------  ---------------  --------------   --------------

Balances, October 31, 2000               595,767        625,555        2,037,300        1,482,810         (89,776)       4,055,889

    Net loss                                   -              -                -       (1,152,311)              -       (1,152,311)
    Minimum pension liability
      adjustment, net of taxes                 -              -                -                -        (245,682)        (245,682)
                                                                                                                     --------------
    Comprehensive loss                                                                                                  (1,397,993)
                                                                                                                     --------------
    Cash dividends--$.05 per share              -              -                -          (29,788)              -          (29,788)
                                       ----------   ------------   --------------  ---------------  --------------   --------------

Balances, October 31, 2001               595,767        625,555        2,037,300          300,711        (335,458)       2,628,108

    Net loss (as restated)                     -              -                -       (1,406,816)              -       (1,406,816)
    Minimum pension liability
      adjustment, net of taxes
     (as restated)                            -              -                -                -         (42,890)         (42,890)
                                                                                                                     --------------
    Comprehensive loss
     (as restated)                                                                                                      (1,449,706)
                                       ----------   ------------   --------------  ---------------  --------------   --------------

Balances, October 31, 2002
 (as restated)                           595,767     $  625,555    $   2,037,300    $  (1,106,105)   $   (378,348)   $   1,178,402
                                       ==========   ============   ==============  ===============  ==============   ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                           2002              2001             2000
                                                                      (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $ (1,406,816)     $ (1,152,311)      $ (230,013)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Equity in losses (earnings) of joint ventures                         25,382            24,288          (17,712)
        Gain on settlement                                                         -           (58,670)               -
        (Loss) gain on disposal of assets                                        691            (3,595)               -
        Depreciation and amortization                                        570,113           579,269          553,810
        Provision for losses on accounts receivable                                -           292,169            1,234
        Deferred income taxes                                                      -           (79,790)         (11,000)
        Accrued pension                                                      (79,354)                -                -
        Change in current assets and liabilities, net
           of the effect of acquisition:
             Accounts receivable                                             307,919          (225,131)        (124,063)
             Accounts receivable--related party                                     -                 -          483,654
             Prepaid expenses and other                                      (17,545)          (11,686)           5,734
             Accounts payable, trade and purses
               payable and simulcast purse fund                              844,047           227,760         (417,054)
             Accounts payable--related party                                        -          (370,217)          78,078
             Accrued expenses                                                (12,320)         (385,026)          74,832
                                                                      ---------------   ---------------  ---------------

      Net cash provided by (used in) operating activities                    232,117        (1,162,940)         397,500
                                                                      ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in restricted cash                                               10,829             3,061          272,787
    Purchase of property and equipment                                       (47,598)         (330,884)        (213,225)
    Contribution to joint venture                                                  -                 -          (30,000)
    Cash received in purchase of business,
      net of cash paid                                                             -           300,953                -
    Proceeds from sale of property and equipment                                   -             4,026                -
    Dividend from joint venture                                               15,000            30,000           30,000
                                                                      ---------------   ---------------  ---------------

      Net cash (used in) provided by investing activities                    (21,769)            7,156           59,562
                                                                      ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on term debt                                                   (189,764)         (136,182)        (122,292)
    Proceeds from revolving line of credit                                         -           200,000          300,000
    Payments on revolving line of credit                                     (90,000)                -         (300,000)
    Dividends paid                                                           (29,788)                -          (59,577)
                                                                      ---------------   ---------------  ---------------

      Net cash (used in) provided by financing activities                   (309,552)           63,818         (181,869)
                                                                      ---------------   ---------------  ---------------

Net (decrease) increase in cash and cash equivalents                         (99,204)       (1,091,966)         275,193

Cash and cash equivalents, beginning of year                                 418,688         1,510,654        1,235,461
                                                                      ---------------   ---------------  ---------------

Cash and cash equivalents, end of year                                    $  319,484        $  418,688      $ 1,510,654
                                                                      ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year:
      Interest paid                                                       $  227,505        $  237,419       $  256,597
                                                                      ===============   ===============  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY
    Dividends declared, not paid                                          $      -          $   29,788       $      -
                                                                      ===============   ===============  ===============
    Business acquired by seller financing                                 $      -          $   91,876       $      -
                                                                      ===============   ===============  ===============
    Liability accrued for contribution to joint venture                   $   24,000        $      -         $      -
                                                                      ===============   ===============  ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

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

         On August 1, 2001, Scioto Downs acquired all of the outstanding common shares of Mid-America Racing Association, Inc. (Mid-America). The acquisition has been accounted for under the purchase method. Accordingly, the assets, liabilities, and the results of operations are reflected in the consolidated financial statements of Scioto Downs from the acquisition date. Scioto Downs and Mid-America are collectively referred to as the Company. See Note 13.

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

         On December 23, 2002, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc. (MTR) (See Note 14). If the transaction takes place this will provide liquidity to the operation subject to MTR's willingness and ability to fund operations. However, failure to consummate the transaction will make the ability to continue future operations uncertain.

         At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

2.       RESTATEMENT

         The financial statements as of and for the year ended October 31, 2002 have been restated to reflect adjustments related to the Company's retirement plan benefit obligation and associated net pension expense. The adjustments had the following effects on the financial statements.

                                                                                  AS
                                                                AS              PREVIOUSLY
                                                              RESTATED            REPORTED
                                                            ------------       -------------
         Minimum pension liability                           $  378,348          $  878,620
         Accrued pension                                        195,020             274,374
         Accumulated deficit                                 (1,106,105)         (1,185,459)
         Accumulated other comprehensive loss                  (378,348)           (878,620)
         Comprehensive loss                                  (1,449,706)         (2,029,332)
         Other operating and general expenses                 2,354,626           2,433,980
         Net loss                                            (1,406,816)         (1,486,170)
         Basic and diluted loss per common share                  (2.36)              (2.49)

3.       ACCOUNTING POLICIES

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

         PROPERTY AND EQUIPMENT
         The Company records asset acquisitions at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the applicable assets as follows:

                                                            ESTIMATED
                                                          USEFUL LIVES
             CLASS OF ASSETS                                (YEARS)
         --------------------------                       ------------
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

         RACING PERMIT
         The Company recorded a racing permit, an intangible asset, at fair value as a result of the purchase of Mid-America during 2001 (see Note
         13). The racing permit is not amortized as it is considered to be an indefinite lived intangible. It will be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

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

4.       AFFILIATED ENTITIES

         Scioto Downs leased its racing facilities to Mid-America, which had common management and certain common stockholders with Scioto Downs. The facilities were leased for the period of time necessary to conduct an annual racing meet under the terms of a 25-year lease agreement, which was terminated on August 1, 2001. The lease agreement provided for rental payments to Scioto Downs based on percentages of daily pari-mutuel wagering during the meet with a minimum annual rental payment of $7,200. During 2000, Mid-America paid to Scioto Downs additional rents of $60,051. Additional payments were based on two months of Scioto Downs' required debt service during the period in which Mid-America rented Scioto Downs' facilities. These additional payments were subject to annual approval by Mid-America. As discussed in Note 8, the lessee remitted its portion of the pari-mutuel tax abatement to Scioto Downs. In addition, the lessee was required to pay certain operating expenses. Revenues from this lease were accounted for on the operating method.

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                      INCOME (EXPENSE)
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------

          Facility rents                                           $ 48,350        $ 409,045
          Reimbursement of overhead expenses                        406,289          336,920
          Pari-mutuel tax abatement                                       -         (168,115)
          Concessionaire sublease                                    21,089         (113,762)
          Interest on outstanding balances                                -           30,101
                                                               ------------     ------------

               Net expenses                                       $ 475,728        $ 494,189
                                                               ============     ============

                 Amounts due to (from) at October 31                 $    -         $ 78,078
                                                               ============     ============

         Scioto Downs had an outstanding receivable due from Mid-America of $517,169 at the date of acquisition. Scioto Downs had recorded a valuation allowance of $292,169 against the total receivable during 2001.

         Effective July 1, 1999, Mid-America spun off MARA Enterprises, Inc.
         (MARA) to its stockholders. Scioto Downs had accounts receivable of $4,485 and $27,247 at October 31, 2002 and 2001, respectively, due from MARA, which has certain common stockholders with the Company. Such amounts arose from the reimbursement of certain shared corporate overhead expenses paid by Scioto Downs. Reimbursed expenses from MARA were $62,504 and $99,154 for the years ended October 31, 2002 and 2001, respectively


5.       Income Taxes

         Income tax (benefit) expense includes the following components:

                                                                    2002          2001          2000
                Federal income tax (benefit) expense:
                  Deferred                                       $      -     $ (79,790)    $ (11,000)
                                                                ----------    ----------    -----------

                    Total                                        $      -     $ (79,790)    $ (11,000)
                                                                ==========    ==========    ===========


         A summary of the effective income tax rate is as follows:

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

                                                        PERCENTAGE OF PRETAX INCOME (LOSS)
                                                      -------------------------------------
                                                           2002        2001        2000
                                                      -------------------------------------
         Statutory federal rate                             (34)%       (34)%       (34)%
         Surtax exemption                                     7           7           2
         Permanent differences                                2           5          32
         Deferred tax rate and other adjustments             (2)        (11)         (5)
         Valuation allowance                                 27          27           -
                                                      -------------------------------------

         Effective tax rate                                   - %        (6)%        (5)%
                                                      -------------------------------------

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31 are as follows:

                                                                                 2002             2001
             Deferred tax assets arising from:
                Alternative minimum tax credit carryforwards               $     59,000       $     59,000
                Net operating loss carryforwards                              1,138,343            734,907
                Accrued liabilities                                               9,936              9,145
                Pension liability adjustment                                    107,824            114,056
                                                                           -------------      -------------

                  Total deferred tax assets                                $  1,315,103       $    917,108
                                                                           =============      =============

             Deferred tax liabilities arising from:
                Depreciation                                               $    240,875       $    303,979
                                                                           -------------      -------------

                  Total deferred tax liabilities                           $    240,875       $    303,979
                                                                           =============      =============

             Net deferred tax asset                                        $   1,074,228      $     613,129

                  Valuation allowance                                      $  (1,074,228)     $    (613,129)
                                                                           ==============     ==============

             Net deferred tax asset (liability)                            $           -      $           -
                                                                           ==============     ==============

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


6.       COMMITMENTS

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

7.       OPERATING LEASES

         The Company leases equipment under various operating lease agreements that expire in March 2003 and December 2005. Rent expense under these leases was $76,612 in 2002, $74,208 in 2001 and $62,188 in 2000.

         The future annual minimum rental payments on these leases are as follows for the years ending October 31:

                2003                                                $ 40,336
                2004                                                  14,424
                2005                                                  14,424
                2006                                                   2,404
                                                                   ----------

                    Total minimum payments required                 $ 71,588
                                                                   ==========

8.       RETIREMENT PLANS

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

    The Company's portion of the funded status of the plan at October 31 is as follows:

                                                                              2002             2001
                                                                           ----------        ---------
     Change in projected benefit obligation:
         Benefit obligation as of the beginning of the year                $1,310,220        $ 521,902
           Benefit obligation acquired in business combination                      -          655,110
           Interest cost                                                       86,340           45,726
           Actuarial loss (gain)                                              (22,708)         140,407
           Benefits paid                                                     (102,870)         (52,925)
                                                                       ---------------  ---------------

         Benefit obligation as of the end of the year                      $1,270,982       $1,310,220
                                                                       ===============  ===============

     Change in plan assets:
         Fair value of assets at the beginning of the year                  $ 644,660        $ 366,629
           Fair value of assets acquired in business combination                    -          322,330
           Actual loss on plan assets                                         (26,596)         (19,171)
           Other allocation adjustments                                             -            8,312
           Employer contributions                                              99,506           19,485
           Benefits paid                                                     (102,870)         (52,925)
                                                                       ---------------  ---------------

         Fair value of assets at the end of the year                        $ 614,700        $ 644,660
                                                                       ===============  ===============

     Funded status deficit                                                 $ (656,282)      $ (665,560)
         Unrecognized net actuarial loss                                      378,348          335,458
                                                                       ---------------  ---------------

     Net amount of deficit recognized                                      $ (277,934)      $ (330,102)
                                                                       ===============  ===============

     Amounts recognized in the Company's balance sheets consist of:
           Accrued pension cost, current portion                            $ (82,914)       $ (55,728)
           Accrued pension                                                   (195,020)        (274,374)
           Additional minimum liability                                      (378,348)        (335,458)
           Accumulated other comprehensive loss                               378,348          335,458
                                                                       ---------------  ---------------

         Net amount recognized                                             $ (277,934)      $ (330,102)
                                                                       ===============  ================

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

         Assumptions used for the plan are as follows:

                                                                             2002          2001         2000
                Discount rate                                                 7.00%        7.00%        7.75%
                Rate of increase in compensation levels                       0.00%        0.00%        5.50%
                Long-term rate of return on assets                            8.00%        8.00%        8.00%

         Net pension expense includes the following components:

                                                                                2002        2001       2000

                Service cost--components of net periodic
                  benefit cost                                                $   -       $   -      $ 12,027
                Interest cost                                                   86,340      45,726     39,788
                Expected return on plan assets                                 (56,434)    (28,744)   (26,830)
                Net amortization relating to the deferral of initial
                  transitional obligation and subsequent gains
                  and losses                                                    17,432      11,119      7,010
                Amendments                                                          -           -       8,796
                                                                             ----------  ----------  ---------

                   Net pension expense                                         $47,338    $ 28,101   $ 40,791
                                                                             ==========  ==========  =========


         In the event that MARA is unable to fund their portion of the benefit obligation, the Company would be liable for the amount. At October 31, 2002 MARA's portion of the funded status deficit was approximately $123,000.

         The Company and MARA have a 401(k) savings plan covering substantially all full-time employees. The Company expensed matching contributions of $68,550 in 2002, $40,911 in 2001, and $18,911 in 2000. In 2002, the
         Company and MARA separated the 401(k) savings plan, each assuming their respective liabilities.


9.       PARI-MUTUEL TAX ABATEMENT

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

10.      DEBT FINANCING ARRANGEMENTS

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

         During 2001, the Company issued non-interest-bearing promissory notes to the previous stockholders of Mid-America for consideration of the purchase price (see Note 13). The remaining unpaid principal balance of $50,000 under the notes is due in August 2003 and is included in the current portion of term obligations at October 31, 2002. The note was discounted to approximately $48,400, assuming a discount rate of 6.75%. The promissory notes are related-party transactions as certain previous Mid-America stockholders are board members and significant stockholders of the Company.

         Maturities of term obligations at October 31, 2002 are as follows:

                     2003                                     $   206,640
                     2004                                         170,662
                     2005                                         184,284
                     2006                                         200,853
                     2007                                         217,190
                     Thereafter                                 1,698,061
                                                            --------------
                         Total                                $ 2,677,690
                                                            ==============

         Interest expense was $228,026, $228,406, and $236,780 for the years ended October 31, 2002, 2001, and 2000, respectively.

11.      JOINT VENTURES

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

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


12.      COMMITMENTS AND CONTINGENCIES

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


13.      ACQUISITION

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

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

         The acquisition was accounted for under the purchase method as required by SFAS 141. The total purchase price has been allocated to the tangible and intangible assets and liabilities of Mid-America based upon their estimated fair values. The amounts and components of the purchase price, along with the allocation of the purchase price, are presented below.


                                                                                  AUGUST 1, 2001
                                                                                ---------------
          Purchase Price:

          Cash paid in closing                                                     $    50,000
          Present value of current portion of
              non-interest-bearing promissory notes (a)                                 46,838
          Present value of non-interest-bearing promissory
              notes, less current maturities (a)                                        43,877
          Other direct acquisition costs                                                40,000
          Liabilities assumed, net of valuation allowance provided
              for amounts due from Mid-America                                       1,183,649
          Cash acquired                                                               (390,953)
                                                                                ---------------

                Total                                                              $   973,411
                                                                                ===============

          Purchase Price Allocation:

          Accounts receivable, net                                                 $   132,361
          Other assets                                                                  85,290
          Racing permit                                                                755,760
                                                                                ---------------

                Total                                                              $   973,411
                                                                                ===============

(a) These promissory notes have been discounted at an interest rate of 6.75%.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------

         The following unaudited pro forma information is presented as if the August 1, 2001 acquisition of Mid-America had occurred on November 1, 2000 and 1999:

                                                                   October 31,
                                                       ----------------------------
                                                             2001          2000
                                                       --------------   ------------
                Net revenues                           $ 13,818,248     $14,652,955

                Net loss                                 (1,860,240)       (576,228)

                Loss per common share:
                    Basic and diluted                         (3.12)           (.97)

         This unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of November 1, 2000 and 1999, nor is it necessarily indicative of future operating results.


14.      SUBSEQUENT EVENT

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

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

SUPPLEMENTARY FINANCIAL INFORMATION


Quarterly per share and financial data:

                                                                              BASIC AND
                                               OPERATING          NET          DILUTED
                                   NET           INCOME        EARNINGS       EARNINGS
                                REVENUES         (LOSS)         (LOSS)         (LOSS)
                              --------------  ------------- ---------------- ------------
2002
Fourth Quarter                $4,728,074      $(113,018)      $ (187,079)      $ (.31)
Third Quarter                  5,519,431       (105,738)        (170,455)        (.29)
Second Quarter                 2,228,077       (435,331)        (490,391)        (.82)
First Quarter                  1,870,859       (499,784)        (558,891)        (.94)

2001
Fourth Quarter                $4,874,010       $(60,628)       $ (76,170)      $ (.13)
Third Quarter                  5,423,031        106,881          (87,682)        (.15)
Second Quarter                 2,157,730       (562,747)        (482,037)        (.81)
First Quarter                    518,227       (560,389)        (506,422)        (.85)

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a.)    The following documents are filed as part of this report
          1.   Financial Statements
                   Financial statements filed as part of this Form 10-K/A are listed under Part II, Item 8.

(a.)      2.   Financial Statement Schedules
                   Financial statement schedules are omitted because they are not required or are not applicable.

(a.)      3.   Exhibits
                   See Index to Exhibits at Page 39.

(b.)           Reports on Form 8-K
                   We filed a Current Report on Form 8-K on December 27, 2002 to announce an Agreement and Plan of Merger with MTR Gaming Group Inc.

(c.)           See Index to Exhibits at Page 39.
(d.)           Not applicable or not required.
(e.)           Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SCIOTO DOWNS, INC. (Registrant)


                                           ------------------------------------
                                           By /s/ Edward T. Ryan
                                           ------------------------------------
                                           President, Chief Operating Officer
                                           ------------------------------------
                                           Title


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.

                                           ------------------------------------
Date:      2-26-03                         By /s/ Edward T. Ryan
        -------------                      ------------------------------------
                                           President, Chief Operating Officer
                                           ------------------------------------
                                           Title


                                           ------------------------------------
Date:      2-26-03                         By /s/ LaVerne A. Hill
        -------------                      ------------------------------------
                                           Vice President, Director
                                           ------------------------------------
                                           Title

                                           ------------------------------------
Date:      2-26-03                         By /s/ William C. Heer
        -------------                      ------------------------------------
                                           Treasurer, Director
                                           ------------------------------------
                                           Title

                                           ------------------------------------
Date:      2-26-03                         By /s/ Richard H. McClelland
        -------------                      ------------------------------------
                                           Director
                                           ------------------------------------
                                           Title

                                           ------------------------------------
Date:      2-26-03                         By /s/ John F. Fissell
        -------------                      ------------------------------------
                                           Director
                                           ------------------------------------
                                           Title

                                           ------------------------------------
Date:      2-26-03                         By /s/ Richard J. Fiore
        -------------                      ------------------------------------
                                           Chief Financial Officer
                                           ------------------------------------
                                           Title

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward T. Ryan, President of Scioto Downs, Inc., certify that:

1. I have reviewed this report on Form 10-K/A, as amended, of Scioto Downs, Inc.;

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

             (iii)Presented in the report our conclusions about the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 26, 2003

/s/ Edward T. Ryan
President

I, Richard J. Fiore, Chief Financial Officer of Scioto Downs, Inc., certify that:

1. I have reviewed this report on Form 10-K/A, as amended, of Scioto Downs, Inc.;

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

             (iii)Presented in the report our conclusions about the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  February 26, 2003

/s/ Richard J. Fiore
Chief Financial Officer

INDEX TO EXHIBITS ANNUAL REPORT ON FORM 10-K/A for the year ended October 31, 2002

   EXHIBIT NO.                                      DESCRIPTION

       2.1      Agreement and Plan of Merger                                              *

        3A      Articles of Incorporation of the Registrant, as amended to date           *

        3B      Code of Regulations of the Registrant, as amended to date                 *

       10A      Lease with Hilliard Raceway, Inc., now Mid-America Racing                 *
                Association, Inc., and amendment thereto

       10B      Simulcasting agreement with Beulah Park                                   *

       99.1 Sarbanes-Oxley Certification of Chief Executive Officer and Chief Financial Officer

*  Previously filed with Securities and Exchange Commission