Form 10-Q
period 2003-01-31
SCIOTO DOWNS INC
filed 2003-03-17
CIK 87836

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2003
                               ----------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________

        Commission File Number 0-1365
                               -------------------------------------------
                               SCIOTO DOWNS, INC.
        ------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             OHIO                                   31-4440550
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                  6000 SOUTH HIGH STREET, COLUMBUS, OHIO          43207
                  --------------------------------------------------------
                  (Address of principal executive offices)      (Zip Code)

                                 (614) 491-2515
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

The number of common shares outstanding at March 17, 2003:
                                  595,767, par value $1.05
                                  ------------------------



                                                                                                     PAGES
                                                                                                    -------

PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets at January 31, 2003, October 31, 2002
              and January 31, 2002                                                                    1-2

           Consolidated Statements of Operations for the three months ended
              January 31, 2003 and 2002                                                                3

           Consolidated Statements of Cash Flows for the three months ended
              January 31, 2003 and 2002                                                                4

           Notes to the Consolidated Financial Statements                                             5-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              8-13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                14

   Item 4.  Controls and Procedures                                                                   14

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                         15

   Item 2.  Changes in Securities                                                                     15

   Item 3.  Defaults Upon Senior Securities                                                           15

   Item 4.  Submission of Matters to a Vote of Security Holders                                       15

   Item 5.  Other Information                                                                         15

   Item 6.  Exhibits and Reports on Form 8-K                                                          15

SIGNATURES                                                                                            16

SCIOTO DOWNS, INC.
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2003, OCTOBER 31, 2002 AND JANUARY 31, 2002
--------------------------------------------------------------------------------


PART 1. FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          JANUARY 31,        OCTOBER 31,        JANUARY 31,
                                             2003               2002               2002
                                          -----------       -------------       -----------
                                          (UNAUDITED)       (AS RESTATED)       (UNAUDITED)

                         ASSETS

Current assets
   Cash and cash equivalents             $   362,613        $   319,484        $   295,938
   Restricted cash                           438,573             31,864             59,640
   Accounts receivable                        47,951            240,452             72,773
   Prepaid expenses and other                105,728             37,423             18,368
                                          ----------         ----------         ----------

     Total current assets                    954,865            629,223            446,719
                                          ----------         ----------         ----------

Property and equipment, at cost           20,734,041         20,731,769         20,683,942
   Less accumulated depreciation          15,714,960         15,575,042         15,147,084
                                          ----------         ----------         ----------

     Total property and equipment          5,019,081          5,156,727          5,536,858
                                          ----------         ----------         ----------

Other noncurrent assets                       60,421             60,421             76,803
Racing permit                                755,760            755,760            755,760
                                          ----------         ----------         ----------

       Total assets                      $ 6,790,127        $ 6,602,131        $ 6,816,140
                                          ==========         ==========         ==========

CONTINUED

SCIOTO DOWNS, INC.
CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2003, OCTOBER 31, 2002 AND JANUARY 31, 2002
--------------------------------------------------------------------------------



                                                             JANUARY 31,        OCTOBER 31,        JANUARY 31,
                                                                2003               2002               2002
                                                             -----------       -------------       -----------
                                                             (UNAUDITED)       (AS RESTATED)       (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                                $   703,628         $ 1,160,086         $   515,372
   Current maturities, term debt                              210,341             206,640             196,421
   Line of credit                                                   -             110,000             195,000
   Accrued expenses                                           301,410             389,690             284,821
   Purses payable and simulcast purse fund                    974,229             512,895             308,324
                                                            ---------           ---------           ---------

     Total current liabilities                              2,189,608           2,379,311           1,499,938
                                                            ---------           ---------           ---------

Minimum pension liability                                     378,348             378,348             335,458
Accrued pension                                               195,020             195,020             274,374

Term debt, net of current maturities                        2,429,907           2,471,050           2,637,153
Note payable                                                1,000,000                   -                   -

Stockholders' equity
   Common stock, $1.05 par value per share, issued
     and outstanding, 595,767 shares                          625,555             625,555             625,555
   Capital in excess of par value of common stock           2,037,300           2,037,300           2,037,300
   Accumulated deficit                                     (1,687,263)         (1,106,105)           (258,180)
   Accumulated other comprehensive loss                      (378,348)           (378,348)           (335,458)
                                                            ---------           ---------           ---------

     Total stockholders' equity                               597,244           1,178,402           2,069,217
                                                            ---------           ---------           ---------

       Total liabilities and stockholders' equity         $ 6,790,127         $ 6,602,131         $ 6,816,140
                                                            =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                         2003                2002

Pari-mutuel commissions and breakage                                 $ 2,038,747         $ 2,050,807
   Less pari-mutuel taxes                                                313,688             313,118
                                                                     -----------         -----------

                                                                       1,725,059           1,737,689

Operating revenues, other                                                168,624             133,170
                                                                     -----------         -----------

                                                                       1,893,683           1,870,859

Operating expenses:
   Purses                                                                771,800             777,236
   Salaries and wages                                                    428,604             444,856
   Simulcasting fees                                                     281,621             306,273
   Depreciation                                                          139,918             142,384
   Insurance                                                             154,131             107,560
   Other operating and general expense                                   643,868             592,334
                                                                     -----------         -----------

                                                                       2,419,942           2,370,643
                                                                     -----------         -----------

     Loss from operations                                               (526,259)           (499,784)

Loss on disposal of assets                                                     -                (691)

Net interest expense                                                     (54,899)            (58,416)
                                                                     -----------         -----------

     Loss before income taxes                                           (581,158)           (558,891)

Income taxes                                                                   -                   -
                                                                     -----------         -----------

     Net loss                                                        $  (581,158)        $  (558,891)
                                                                     ===========         ===========


Net loss per common share--basic and diluted                         $      (.98)        $      (.94)
                                                                     ===========         ===========

Weighted average common shares outstanding--basic and diluted            595,767             595,767
                                                                     ===========         ===========





   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $  (581,158)        $  (558,891)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                              139,918             142,384
       Loss on disposal of assets                                                      -                 691
       Changes in assets and liabilities:
         Accounts receivable                                                     192,501             475,598
         Prepaid expenses and other                                              (68,305)              1,510
         Accounts payable and purses payable and simulcast purse fund              4,876              (5,238)
         Accrued expenses                                                        (64,280)            (93,189)
                                                                             -----------         -----------

     Net cash used in operating activities                                      (376,448)            (37,135)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in restricted cash                                              (406,709)            (16,947)
   Purchase of equipment                                                          (2,272)                  -
   Contribution to joint venture                                                 (24,000)                  -
                                                                             -----------         -----------

     Net cash used in investing activities                                      (432,981)            (16,947)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                              1,000,000                   -
   Dividends paid                                                                      -             (29,788)
   Payments on term debt and line of credit                                     (147,442)            (38,880)
                                                                             -----------         -----------

     Net cash provided by (used in) financing activities                         852,558             (68,668)
                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents                              43,129            (122,750)

Cash and cash equivalents, beginning of period                                   319,484             418,688
                                                                             -----------         -----------

Cash and cash equivalents, end of period                                     $   362,613         $   295,938
                                                                             ===========         ===========




   The accompanying notes are an integral part of these financial statements.

SCIOTO DOWNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Scioto Downs' Annual Report on Form 10-K, as amended. The year-end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the Company's 2002 Form 10-K, as amended for additional disclosures, including a summary of the Company's accounting policies.

         The accompanying consolidated financial statements have been prepared assuming that Scioto Downs will continue as a going concern. The Company has incurred recurring losses from operations and has a working capital deficit at January 31, 2003.

         Management previously implemented plans to reduce expenses and generate revenues from additional sources in order to improve operating results. However, these plans depended on a successful 2002 live racing season, which did not occur due primarily to a decline in the racing industry in Ohio. As a result, management's plans have not produced the desired results, and the Company's consolidated financial position has not improved.

         On December 23, 2002, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc. (MTR). If the transaction takes place, this will provide liquidity to the operation subject to MTR's willingness and ability to fund operations. However, failure to consummate the transaction will make the ability to continue future operations uncertain.

         At this time, it is uncertain whether the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.


2.       INCOME TAXES

         The Company provides for income taxes in interim periods based on its estimated annual effective tax rate. The estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has determined at January 31, 2003 and 2002 that it is more likely than not that the deferred tax assets will not be realized and, therefore, has recorded a full valuation allowance.

SCIOTO DOWNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

3.       PLAN OF MERGER

         On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR, pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments per share subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. Pursuant to the terms of the merger agreement, MTR has completed its due diligence review of the Company and on March 12, 2003 indicated its intent to proceed with the merger, subject to the terms and conditions in the Agreement.

         On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property. The $1 million is included in notes payable in the consolidated balance sheet of the Company at January 31, 2003.


4.       ADOPTION OF ACCOUNTING PRINCIPLES AND RECENT ACCOUNTING PRONOUNCEMENT

         Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company evaluate the remaining useful lives of intangible assets not subject to amortization to determine whether events and circumstances continue to support an indefinite useful life. The intangible asset is required to be tested for impairment at least annually, or more frequently if events and changes in circumstances indicate that the asset might be impaired. The Company evaluated the useful life of the racing permit at November 1, 2002, and determined that the license continues to be an indefinite lived intangible asset. The Company performed a transitional impairment test during the three months ended January 31, 2003 and determined that no impairment charge was necessary. No events or changes in circumstances during the three month period ended January 31, 2003 indicate that the racing license might be impaired.

         Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with SFAS 144, the Company evaluates the recoverability of long-lived assets in accordance with its existing accounting policies, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The adoption of SFAS 144 had no impact on the financial position or the results of operations of the Company for the three months ended January 31, 2003.

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

SCIOTO DOWNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

5.       JOINT VENTURE

         The Company had a 20% equity interest in an off-track betting parlor and accounts for the investment under the equity method of accounting. In January 2003, the Company amended the operating agreement with the off-track betting parlor and agreed to contribute $24,000 in exchange for its membership units and release from all other obligations pursuant to the terms of the operating agreement.


6.       DEBT FINANCING ARRANGEMENTS

         During January 2003, the Company paid the outstanding balance under the line of credit of $110,000. Further availability under the line was terminated by the lender.

         The Company's term loan agreement contains an acceleration clause whereby the lender has the right to declare the loan immediately due and payable if, in the lender's judgment, an event has occurred which is likely to have a material adverse effect on the Company.


7.       ENVIRONMENTAL REMEDIATION AND COMPLIANCE

         During January 2003, as part of due diligence procedures associated with the proposed merger with MTR, the Company commenced Phase II trials of environmental studies related to potential contamination of the land. No determination has been made as to whether the Company will be required to take remedial action to clean-up the land, or as to the cost of such action, if any. Environmental remediation and compliance expenditures, if any, will be expensed or capitalized by the Company in accordance with accounting principles generally accepted in the United States of America. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.


8.       SUBSEQUENT EVENT

         On February 1, 2003, the Company terminated its food concessionaire agreement and assumed operation of all concessions.

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

                     Management's discussion and analysis is concerned with material changes in financial condition and results of operations for the Company's consolidated balance sheets at January 31, 2003 and October 31, 2002, and for the consolidated statements of operations for the three months ended January 31, 2003 and 2002.

                     This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K, as amended for the fiscal year ended October 31, 2002.

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

                     The racing industry in general in Ohio in 2002 experienced an overall decline in business and this decline continued into our first quarter of 2003. Attendance was down, and the amount wagered on racing in Ohio was down approximately 7% from the previous year. Purses paid to winning horses were also down approximately 24%. Several developments in the racing industry have contributed to this result.

                     One factor is the rapid growth of what is known as account wagering. This system allows an individual to place a wager on a horserace while at home, by telephone or over the Internet, using an account established with the telephone or Internet entity. Commissions received by the racetrack from account wagering are significantly less than if the person places a wager at the racetrack, thus, causing a decline in the racetrack's revenue.

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

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

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

                     Management's plans to improve operating results also depended on a successful live 2002 racing season, which did not occur. As a result, management's plans have not produced the desired results and the Company's consolidated financial position has not improved.

                     On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. Pursuant to terms of the merger agreement, MTR has completed its due diligence review of the Company and on March 12, 2003 indicated its intent to proceed with the merger, subject to the terms and conditions in the Agreement.

                     On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property. The $1 million is included in notes payable in the consolidated balance sheet of the Company at January 31, 2003.

                     If the transaction takes place this will provide liquidity to the operations subject to MTR's willingness and ability to fund operations. However, failure to consummate the transaction will make the ability to continue future operations uncertain.

                     At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.

                     GENERAL

                     Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first quarter of 2003, the Company continued to service the debt on the clubhouse and the simulcasting equipment with funds generated during the 2002 racing season, the 2003 simulcasting season, and the loan from MTR.

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

                      The live racing season at Scioto Downs annually falls within the third and fourth quarters, ending in September. The Company also conducts year-round simulcasing.


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

                      The Company sponsors a defined benefit plan. Accounting for this plan requires the Company to make certain assumptions regarding the discount rate, expected rate of return on plan assets, and mortality. Actual rates could differ from those estimated by management and have a material effect on financial statements.

                      The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are reduced to net realizable value based on several factors including management's plans for future operations, recent operating results and projected cash flows. These projected cash flows include assumptions related to future results of operations and market conditions, and could be materially affected by changes in assumptions and conditions.

                      THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

                      Year-round simulcasting for the quarter ended January 31, 2003 resulted in a decrease of $12,060 in pari-mutuel commissions and breakage as compared to 2002 due to the decrease in wagering dollars of $178,380 or 2.0%. We believe this decrease was attributable to the weather in December and January and the current depressed condition of the economy.

                      Other operating revenues increased by $35,454 or 26.6% due to the track being open for winter training, which provided rental income of $41,312 for the quarter ended January 31, 2003. Concession income was received in the amount of $14,989 and fee income generated from the ATM machines increased by $8,682. These increases help to offset a loss of other rental income of $20,000.

                      Salaries and wages decreased by $16,252 to $428,604 for the three months ended January 31, 2003 from $444,856 for the three months ended January 31, 2002. The decrease was due primarily to a reduction in mutual clerk hours and reduction in headcount. Insurance expense increased $46,571 for the three months ended January 31, 2003 due to the increase in general insurance rates. Operating and general expenses increased by $51,534 due mainly to increases in utility costs, legal fees and winter training expenses. There were reductions in advertising and tote rental fees as the Company continued to look for expense reductions. Interest expense for the period declined as a result of lower average borrowings during the first quarter of 2003.

                      Simulcasting fees decreased $24,652 to $281,621 for the three months ended January 31, 2003 from $306,273 for the three months ended January 31, 2002. This reduction was due primarily to lower handle. Purse expense during the three months ended January 31, 2003 and 2002 represents payments to the simulcast purse fund as required by the Ohio Racing Commission. Payments are based upon simulcast handle on dark days.

                      LIQUIDITY AND CAPITAL RESOURCES

                      Scioto Downs' cash and cash equivalents increased to $362,613 as of January 31, 2003 as compared to $319,484 as of October 31, 2002.

                      Net cash of $376,448 used for operating activities consisted of a net loss of $581,158, offset by noncash items of $139,918 and $64,792 provided by working capital and other activities. Net cash provided by working capital and other activities resulted primarily from a decrease in accounts receivable, primarily from the dark day fund, partially offset by a decrease in accrued expenses and prepaid expenses.

                      Net cash used in investing activities was $432,981 for the quarter ended January 31, 2003, resulting primarily from the net receipt of restricted cash of $406,709 from the dark day fund, and a $24,000 payment to Mifflin Meadows Off-Track Betting Parlor that released the Company from its investment.

                      Net cash provided by financing activities of $852,558 consisted primarily of proceeds from MTR borrowing of $1 million in accordance with the terms of the proposed merger agreement.

                      During January 2003, the Company paid the outstanding balance under the line of credit of $110,000. Further availability under the line was terminated by the lender.

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

                      Management reviewed all operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management also explored ways in which to utilize its facilities to earn additional revenue from sources other than harness horseracing. Even after management's initiatives, business has continued to decline, resulting in operating losses during the fiscal year 2002 live racing season which continued into our first quarter of 2003. As a result, management has been considering alternative options for liquidity and is pursuing a potential disposition of the business.

                      At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis. On December 23, 2002, the Company entered into an agreement and plan of merger (the Agreement) with MTR Gaming Group, Inc. (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Agreement. Consummation of the transaction is subject to various conditions, including the successful completion of the due diligence review by MTR, the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. Pursuant to the terms of the merger agreement, MTR has completed its due diligence review of the Company and on March 12, 2003 indicated its intent to proceed with the merger, subject to the terms and conditions in the Agreement.

                      On December 24, 2002, the Company received a $1 million payment from MTR in accordance with the terms of the Agreement. In the event the Agreement is terminated for cause as defined in the Agreement, the $1 million will become a loan to be repaid by the Company to MTR on December 23, 2005, and shall bear interest at a rate equal to MTR's cost of borrowing. The loan will be collateralized by the Company's real and personal property. The $1 million is included in notes payable in the consolidated balance sheet of the Company at January 31, 2003.

                      If the transaction takes place this will provide liquidity to the operations subject to MTR's willingness and ability to continue to fund operations. However, failure to consummate the transaction will make the ability to repay the $1 million loan and to continue future operations uncertain.

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

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

                      The Company has off balance sheet financing in the form of lease obligations expiring through December 2005. The following represents the minimum future operating lease payments for these commitments, as well as the aggregate maturities for all of the Company's debt as of January 31, 2003.


                                                                 PARI-MUTUEL
               TERM             NOTE            OPERATING         EQUIPMENT
               DEBT            PAYABLE            LEASES            LEASE             TOTAL
            ----------        ----------        ----------        ----------        ----------

2003        $  210,341        $        -        $   40,336        $   57,000        $  307,677
2004           170,662                 -            14,424            57,000           242,086
2005           184,284         1,000,000            14,424            57,000         1,255,708
2006           200,853                 -             2,404            57,000           260,257
2007           217,190                 -                 -                 -           217,190
Thereafter   1,656,918                 -                 -                 -         1,656,918
            ----------        ----------        ----------        ----------        ----------

            $2,640,248        $1,000,000        $   71,588        $  228,000        $3,939,836
            ==========        ==========        ==========        ==========        ==========


                       The Company's payments for the lease of pari-mutuel equipment is based on a fixed rental fee for various equipment, a variable fee per live racing and simulcast program events, and a variable fee based on program wagers. The table above reflects the Company's minimum obligation for the lease of pari-mutuel equipment, based on the number of live racing days approved by the Ohio Racing Commission.

                       RECENT ACCOUNTING PRONOUNCEMENT

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

SCIOTO DOWNS, INC.

--------------------------------------------------------------------------------

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Not Applicable


         ITEM 4.  CONTROLS AND PROCEDURES

                     In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company does have disclosure controls and procedures in place. The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated disclosure controls and procedures within 90 days of the filing of this Form 10-Q, and have concluded that such controls and procedures are appropriate, and that no changes are needed. There have been no significant changes in internal controls, the business, or other factors that could adversely affect internal controls since the date of the evaluation.

PART II.  OTHER INFORMATION

         ITEM 1.      Legal Proceedings--None

         ITEM 2.      Changes in Securities--None

         ITEM 3.      Defaults Upon Senior Securities--None

         ITEM 4.      Submission of Matters to a Vote of Security Holders--None

         ITEM 5.      Other Information--None

         ITEM 6.      Exhibits and Reports on Form 8-K

                      (a)      Exhibits--None

                      (b)      Reports on Form 8-K

                      Form 8-K dated December 23, 2002 - On December 23, 2002, the Company, MTR, and Racing Acquisition, Inc., a wholly owned subsidiary of MTR, entered into an Agreement and Plan of Merger. The Agreement and Plan of Merger and a copy of the press release dated December 23, 2002, jointly issued by the Company and MTR relating to the merger, were attached as exhibits to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       SCIOTO DOWNS, INC.
                                                       ------------------
                                                           Registrant


DATE:     March 17, 2003                        BY: /s/ Edward T. Ryan
          --------------                            --------------
                                                    Edward T. Ryan
                                                    President



DATE:     March 17, 2003                        BY: /s/ Richard J. Fiore
          --------------                            --------------------
                                                    Richard J. Fiore
                                                    Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward T. Ryan, President of Scioto Downs, Inc., certify that:

1. I have reviewed this report on Form 10-Q of Scioto Downs, Inc.;

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

Date:  March 17, 2003

/s/ Edward T. Ryan
    --------------
    President

I, Richard J. Fiore, Chief Financial Officer of Scioto Downs, Inc., certify that:

1. I have reviewed this report on Form 10-Q of Scioto Downs, Inc.;

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


Date:  March 17, 2003


/s/ Richard J. Fiore
    -----------------------
    Chief Financial Officer