Form 10-Q
period 2003-04-30
SCIOTO DOWNS INC
filed 2003-06-16
CIK 87836

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2003
                               -------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                   Commission File Number    0-1365
                                         ---------------------

                               SCIOTO DOWNS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                          31-4440550
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


            6000 SOUTH HIGH STREET, COLUMBUS, OHIO           43207
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

Yes     X         No
    ---------       --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X
    ---------       ---------

The number of common shares outstanding at June 16, 2003:
                                           ---------------------
                            595,767, par value $1.05
                            ------------------------

SCIOTO DOWNS, INC.

INDEX
--------------------------------------------------------------------------------

                                                                                                             PAGES
                                                                                                             -----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets at April 30, 2003, October 31, 2002 (as restated)
               and April 30, 2002                                                                             1-2

             Consolidated Statements of Operations for the three-month and
               six-month periods ended April 30, 2003 and 2002                                                 3

             Consolidated Statements of Cash Flows for the six-month periods ended
               April 30, 2003 and 2002                                                                         4

             Notes to Consolidated Financial Statements                                                       5-9

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                     10-18

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       18

    Item 4.  Controls and Procedures                                                                          18

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                19

    Item 2.  Changes in Securities                                                                            19

    Item 3.  Defaults Upon Senior Securities                                                                  19

    Item 4.  Submission of Matters to a Vote of Security Holders                                              19

    Item 5.  Other Information                                                                                19

    Item 6.  Exhibits and Reports on Form 8-K                                                                 19

SIGNATURES                                                                                                    20

CERTIFICATIONS                                                                                               21-22

INDEX TO EXHIBITS                                                                                             23

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT APRIL 30, 2003, OCTOBER 31, 2002 AND APRIL 30, 2002
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                                                            APRIL 30,             OCTOBER 31,             APRIL 30,
                                                              2003                   2002                   2002
                                                          ------------           ------------           ------------
                                                           (UNAUDITED)           (AS RESTATED)           (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                             $    390,940           $    319,484           $    486,190
    Restricted cash                                          1,062,171                 31,864                785,870
    Inventories                                                 12,120                     --                     --
    Accounts receivable, related party and other                53,125                240,452                108,286
    Prepaid expenses and other                                 103,376                 37,423                 42,724
                                                          ------------           ------------           ------------
      Total current assets                                   1,621,732                629,223              1,423,070
                                                          ------------           ------------           ------------
Property and equipment, at cost                             20,747,207             20,731,769             20,692,899
    Less accumulated depreciation                          (15,854,944)           (15,575,042)           (15,287,324)
                                                          ------------           ------------           ------------
      Total property and equipment, net                      4,892,263              5,156,727              5,405,575
                                                          ------------           ------------           ------------
Other noncurrent assets                                         60,421                 60,421                 76,803
Racing permit                                                  755,760                755,760                755,760
                                                          ------------           ------------           ------------
        Total assets                                      $  7,330,176           $  6,602,131           $  7,661,208
                                                          ------------           ------------           ------------

CONTINUED

SCIOTO DOWNS, INC.

CONSOLIDATED BALANCE SHEETS
AT APRIL 30, 2003, OCTOBER 31, 2002 AND APRIL 30, 2002
--------------------------------------------------------------------------------


                                                                     APRIL 30,           OCTOBER 31,         APRIL 30,
                                                                       2003                2002                2002
                                                                    -----------         -----------         -----------
                                                                    (UNAUDITED)        (AS RESTATED)        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
    Accounts payable, trade                                         $   681,198         $ 1,160,086         $   623,073
    Current maturities, term debt                                       213,534             206,640             199,314
    Line of credit                                                           --             110,000             175,000
    Accrued expenses                                                    426,242             389,690             356,708
    Deferred revenue                                                    327,575                  --             456,290
    Purses payable and simulcast liabilities                          1,755,312             512,895           1,063,689
                                                                    -----------         -----------         -----------
      Total current liabilities                                       3,403,861           2,379,311           2,874,074
                                                                    -----------         -----------         -----------
Minimum pension liability                                               378,348             378,348             335,458
Accrued pension                                                         195,020             195,020             274,374

Term debt, net of current maturities                                  2,387,412           2,471,050           2,598,476
Note payable                                                          1,000,000                  --                  --

Stockholders' (deficit) equity
    Common stock, $1.05 par value per share,
      issued and outstanding: 595,767 shares                            625,555             625,555             625,555
    Capital in excess of par value of stock                           2,037,300           2,037,300           2,037,300
    Accumulated deficit                                              (2,318,972)         (1,106,105)           (748,571)
    Accumulated other comprehensive loss                               (378,348)           (378,348)           (335,458)
                                                                    -----------         -----------         -----------
      Total stockholders' (deficit) equity                              (34,465)          1,178,402           1,578,826
                                                                    -----------         -----------         -----------
        Total liabilities and stockholders' (deficit) equity        $ 7,330,176         $ 6,602,131         $ 7,661,208
                                                                    ===========         ===========         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                       FOR THE THREE-MONTH                    FOR THE SIX-MONTH
                                                          PERIODS ENDED                         PERIODS ENDED
                                                            APRIL 30,                              APRIL 30,
                                                -------------------------------         -------------------------------
                                                    2003                2002               2003                2002
                                                -----------         -----------         -----------         -----------
OPERATING REVENUES
    Pari-mutuel commissions and breakage        $ 2,226,244         $ 2,482,943         $ 4,264,991         $ 4,533,750
      Less pari-mutuel taxes                        341,957             379,556             655,645             692,674
                                                -----------         -----------         -----------         -----------
                                                  1,884,287           2,103,387           3,609,346           3,841,076

    Other operating revenues                        265,505             124,690             434,129             257,860
                                                -----------         -----------         -----------         -----------
                                                  2,149,792           2,228,077           4,043,475           4,098,936
                                                -----------         -----------         -----------         -----------
OPERATING EXPENSES
    Purses                                          844,280             939,263           1,616,080           1,716,499
    Salaries and wages                              412,640             441,957             841,244             886,813
    Simulcasting fees                               321,367             366,076             602,988             672,349
    Depreciation                                    139,984             140,011             279,902             282,395
    Insurance                                       161,032              90,796             315,163             198,356
    Other operating and general expenses            854,090             685,305           1,497,958           1,277,639
                                                -----------         -----------         -----------         -----------
                                                  2,733,393           2,663,408           5,153,335           5,034,051
                                                -----------         -----------         -----------         -----------
      Loss from operations                         (583,601)           (435,331)         (1,109,860)           (935,115)

Other expense                                            --                  --                  --                (691)

Net interest expense                                (48,108)            (55,060)           (103,007)           (113,476)
                                                -----------         -----------         -----------         -----------
      Net loss before income taxes                 (631,709)           (490,391)         (1,212,867)         (1,049,282)

Income taxes                                             --                  --                  --                  --
                                                -----------         -----------         -----------         -----------
      Net loss                                  $  (631,709)        $  (490,391)        $(1,212,867)        $(1,049,282)
                                                ===========         ===========         ===========         ===========
Net loss per common share--basic
    and diluted                                 $     (1.06)        $      (.82)        $     (2.04)        $     (1.76)
                                                ===========         ===========         ===========         ===========
Weighted average common shares
    outstanding--basic and diluted                  595,767             595,767             595,767             595,767
                                                ===========         ===========         ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     2003               2002
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(1,212,867)        $(1,049,282)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                279,902             282,395
        Loss on disposal of assets                                        --                 691
        Changes in current assets and liabilities:
           Accounts receivable                                       187,327             440,085
           Inventories                                               (12,120)                 --
           Prepaid expenses and other                                (65,953)            (22,846)
           Accounts payable and purses payable and
             simulcast liabilities                                   763,529             857,828
           Deferred revenue                                          327,575             456,290
           Accrued expenses                                           60,552             (21,302)
                                                                 -----------         -----------

      Net cash provided by operating activities                      327,945             943,859
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net restricted cash receipts                                  (1,030,307)           (743,177)
    Purchase of equipment                                            (15,438)             (8,728)
    Contribution to joint venture                                    (24,000)                 --
                                                                 -----------         -----------

      Net cash used in investing activities                       (1,069,745)           (751,905)
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                 1,000,000                  --
    Payments on term debt                                           (186,744)            (94,664)
    Dividends paid                                                        --             (29,788)
                                                                 -----------         -----------

      Net cash provided by (used in) financing activities            813,256            (124,452)
                                                                 -----------         -----------

Net increase in cash and cash equivalents                             71,456              67,502

Cash and cash equivalents, beginning of period                       319,484             418,688
                                                                 -----------         -----------

Cash and cash equivalents, end of period                         $   390,940         $   486,190
                                                                 ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in Scioto Downs' Annual Report on Form 10-K/A. The year-end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the Company's 2002 Form 10-K/A for additional disclosures, including a summary of the Company's accounting policies.

     The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with that of prior periods. All such adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated financial statements include the accounts of Scioto Downs, Inc. and its wholly owned subsidiary, Mid-America Racing Association, Inc. (Mid-America), collectively referred to as Scioto Downs or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared assuming that Scioto Downs will continue as a going concern. The Company has incurred recurring losses from operations and has a working capital deficit at April 30, 2003.

     Management previously implemented plans to reduce expenses and generate revenues from additional sources in order to improve operating results. However, these plans depended on a successful 2002 live racing season, which did not occur, and the 2003 live racing season that commenced on May 8, 2003. As a result, management's plans have not produced the desired results, and the Company's consolidated financial position has not improved. The impact of the 2003 live racing season is not yet known.

     On December 23, 2002, the Company entered into an agreement and plan of merger with MTR Gaming Group, Inc. (MTR). On May 13, 2003, the Company and MTR filed a Joint Proxy Statement - Prospectus with the Securities and Exchange Commission, indicating their intent to proceed with the merger, subject to the terms and conditions in the Merger Agreement. If the transaction takes place, this will provide liquidity to the operation subject to MTR's willingness and ability to fund operations. Failure to consummate the transaction will make the ability to continue future operations uncertain.

     At this time, it is uncertain whether the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

2.   INVENTORIES

     On February 1, 2003, the Company terminated its food concessionaire agreement and assumed operation of all concessions. Concession inventories at April 30, 2003 are stated at the lower of cost (determined by the first-in, first-out method) or market.

3.   INCOME TAXES

     The Company provides for income taxes in interim periods based on its estimated annual effective tax rate. The estimated annual effective tax rate differs from the statutory rate due to the application of surtax exemptions. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has determined at April 30, 2003 and 2002 that it is more likely than not that the deferred tax assets will not be realized and, therefore, has recorded a full valuation allowance.

4.   DEFERRED REVENUE

     Deferred revenue represents cash received for entry fees and monies added by others, sustaining and nominating fees, and advance ticket sales. Monies added by others represent sponsor contributions to the purse awards. Due to the seasonal nature of the business, these revenues are generally deferred during the first two quarters of the fiscal year, until the commencement of the live racing season.

5.   PLAN OF MERGER

     On December 23, 2002, the Company entered into an agreement and plan of merger (the Merger Agreement) with MTR, pursuant to which the Company will become a wholly owned subsidiary of MTR. The Merger Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments per share subject to the conditions set forth in the Merger Agreement. Consummation of the transaction is subject to various conditions, including the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. On May 13, 2003, the Company and MTR filed a Joint Proxy Statement-Prospectus with the Securities and Exchange Commission, indicating their intent to proceed with the merger, subject to the terms and conditions in the Merger Agreement.

6.   DEBT FINANCING ARRANGEMENTS

     On December 24, 2002, the Company received a $1,000,000 payment from MTR to be used for the business improvement purposes set forth in the Merger Agreement. If the Merger Agreement is terminated pursuant to its terms, the $1,000,000 amount shall be deemed a loan to be repaid by the Company to MTR on December 23, 2005 and shall bear interest at a rate

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


     equal to MTR's cost of borrowing as may vary from time to time. In such case, interest will accrue from the date of termination of the Merger Agreement. The loan will be collateralized by the Company's real and personal property (junior only to liens of record on December 23, 2002). The $1,000,000 is included in notes payable in the consolidated balance sheet of the Company at April 30, 2003.

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

7.   ADOPTION OF ACCOUNTING PRINCIPLES AND RECENT ACCOUNTING PRONOUNCEMENT

     Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that the Company evaluate the remaining useful lives of intangible assets not subject to amortization to determine whether events and circumstances continue to support an indefinite useful life. The intangible asset is required to be tested for impairment at least annually, or more frequently if events and changes in circumstances indicate that the asset might be impaired. The Company evaluated the useful life of the racing permit at November 1, 2002, and determined that the license continues to be an indefinite lived intangible asset. The Company performed a transitional impairment test during the six months ended April 30, 2003 and determined that no impairment charge was necessary. No events or changes in circumstances during the three or six month periods ended April 30, 2003 indicate that the racing license might be impaired.

     Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and reporting standards for the impairment or disposal of long-lived assets. In accordance with SFAS 144, the Company evaluates the recoverability of long-lived assets in accordance with its existing accounting policies, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The adoption of SFAS 144 had no impact on the financial position or the results of operations of the Company for the six months ended April 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require disclosures regarding ownership interests in variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate having to make additional disclosures as a result of FIN 46.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


8.   JOINT VENTURE

     The Company had a 20% equity interest in an off-track betting parlor that was accounted for on the equity method of accounting. During the six months ended April 30, 2003, the Company amended the operating agreement with the off-track betting parlor and contributed $24,000 in exchange for its membership units and release from all other obligations pursuant to the terms of the operating agreement.

9.   ENVIRONMENTAL REMEDIATION AND COMPLIANCE

     During February 2003, the Company completed Phase II environmental studies related to potential contamination of the land. The results indicated that a certain amount of soil contamination is present. However, further investigation would be required in order to determine the magnitude and depth of the contamination. No determination has been made as to whether the Company will be subject to remedial action and environmental clean-up, and the cost of such action, if any. Environmental remediation and compliance expenditures are expensed or capitalized by the Company in accordance with accounting principles generally accepted in the United States of America. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

10.  SUBSEQUENT EVENT

     RETIREMENT PLAN
     The Company and MARA Enterprises, Inc. (MARA) are parties to a multiple employer pension plan. As a result of the proposed merger with MTR, the Company and MARA agreed to separate the plan. The separation will be affected pursuant to statutory requirements for the allocation of the assets and liabilities to the Company and MARA. The effective date of this separation was June 1, 2003.

     MANAGEMENT AGREEMENT
     On May 5, 2003, the Company and MTR entered into a Management Agreement pursuant to which the Company engaged MTR as the exclusive manager, subject to certain limitations and terms set forth in the Management Agreement, of the racing business, simulcast business, food service business, any future gaming business and all other businesses of the Company presently conducted or which may be conducted in the future at or with respect to the Company's facilities (the Managed Businesses). MTR's term as the manager under the Management Agreement is for a five-year period (subject to certain early termination provisions) commencing on May 5, 2003.

SCIOTO DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

     During the term of the Management Agreement, the Company will pay MTR a management fee consisting of (a) 3% of all the revenues derived from the Managed Businesses, and (b) 8% of the EBITDA derived from the Managed Businesses. The management fee will accrue and will not be payable until May 5, 2004.

     DEBT FINANCING ARRANGEMENTS
     On May 5, 2003, MTR agreed to lend the Company up to an additional $1,000,000 subject to the terms and conditions of the Management Agreement (and a Promissory Note, Loan Agreement and Mortgage also dated May 5,
     2003). Unless accelerated on an earlier date, the entire balance of principal loaned, and all interest owed on that Loan, shall become due and payable on December 31, 2003. Interest payable by the Company shall accrue at the rate equal to the rate of interest that would be paid by MTR pursuant to its credit agreement with its lenders. During May and June 2003, the Company borrowed $602,000 under this Agreement.

     CONTINGENT FEE
     On May 5, 2003, the Company entered into an Amendment to the Merger Agreement. In accordance with the Amendment, the Company agrees to pay MTR a Break Up Fee of $1,900,000 within two business days of the termination of the agreement if (a) MTR terminates the acquisition pursuant to certain terms of the Merger Agreement, or (b) prior to the time of the shareholder meeting, (i) a proposal by a third party relating to an acquisition transaction had been publicly proposed or publicly announced, and (ii) on or prior to the one-year anniversary of the termination of the Merger Agreement, the Company or any of its subsidiaries or affiliates enters into an agreement or letter of intent (or resolves or announces an intention to do so) with respect to an acquisition transaction involving a person, entity or group if such person, entity or group (including any of its members or affiliates) made a proposal with respect to an acquisition transaction on or after May 5, 2003 and prior to the shareholder meeting, and (iii) such acquisition transaction is consummated.

     OPTION TO PURCHASE ADJACENT LAND
     On March 11, 2003, MTR and MARA entered into a letter agreement pursuant to which MARA agreed (a) to grant the Company a right of refusal with respect to the sale or transfer of an approximately 32 acre parcel of land owned by MARA (the Property) adjacent to the Company's property in Ohio, and (b) to grant the Company the right to purchase the Property at its fair market value with payments to be made at the time the option is exercised. MARA is owned and controlled by five individuals who are also shareholders of the Company, including LaVerne Hill, who owns approximately 71% of the issued and outstanding shares of MARA. MARA owns 63,240 shares (10.65%) of the Company's common stock. The Option Agreement provides that the option to purchase the Property will expire on the earlier of (a) five years from the date the merger is consummated, (b) six months following the death of Ms. Hill, or (c) December 31, 2008.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION, CONT.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Management's discussion and analysis is concerned with material changes in financial condition and results of operations of the Company based on its consolidated balance sheets at April 30, 2003 and October 31, 2002, and the consolidated statements of operations for the three and six month periods ended April 30, 2003 and 2002.

               This discussion and analysis should be read together with management's discussion and analysis included in the Company's Annual Report on Form 10-K/A, for the fiscal year ended October 31, 2002.

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

               The racing industry in Ohio in 2002 experienced an overall decline in business and this decline continued into our first and second quarters of 2003. Attendance was down, and the amount wagered on racing in Ohio was down approximately 10% from the previous year. Purses paid to winning horses were also down approximately 24%. Several developments in the racing industry have contributed to this result.

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

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

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

               Management's plans to improve operating results also depended on a successful live 2002 racing season, which did not occur and the 2003 live racing season that commenced on May 8, 2003. As a result, management's plans have not produced the desired results and the Company's consolidated financial position has not improved. The impact of the 2003 live racing season is not yet known.

               On December 23, 2002, the Company entered into an agreement and plan of merger (the Merger Agreement) with MTR Gaming Group, Inc.
               (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Merger Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Merger Agreement. Consummation of the transaction is subject to the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. Pursuant to terms of the Merger Agreement, MTR completed its due diligence review of the Company. On May 13, 2003, the Company and MTR filed a Joint Proxy Statement-Prospectus with the Securities and Exchange Commission, indicating their intent to proceed with the merger, subject to the terms and conditions in the Merger Agreement.

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

               GENERAL

               Due to the seasonal nature of the business, the Company experiences net operating losses during the first two quarters of the fiscal year. In addition, the Company uses this period to perform routine repairs and maintenance and facility improvements. During the first two quarters of 2003, the Company continued to service the debt on the clubhouse and the simulcasting equipment with funds generated during the 2002 racing season, the 2003 simulcasting season, and the loan from MTR.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------


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

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

               THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

               Year-round simulcasting for the quarter ended April 30, 2003 resulted in a decrease of $256,699 in pari-mutuel commissions and breakage as compared to 2002 due to the decrease in wagering dollars of $861,052 or 7.5%. We believe this decrease was attributable to the continued general decline in pari-mutuel wagering across the state of Ohio, the current economy and the weather in the month of February.

               Other operating revenues increased by $140,815 or 112.9%. The increase was partly due to the track being open for winter training, which provided rental income of $50,280 for the quarter ended April 30, 2003. On February 1, 2003, the Company took over the operation of food concessions. The operation of concessions resulted in revenue of $104,566. Expenses from the operation of concessions totaled $118,671 and are included in other operating and general expenses. Income from ATM machines increased by $10,820. These increases were offset by a loss of other rental income of $24,851.

               Salaries and wages decreased by $29,317 to $412,640 for the three months ended April 30, 2003 from $441,957 for the three months ended April 30, 2002. The decrease was due primarily to a reduction in mutuel clerk hours and reduction in headcount. Insurance expense increased $70,236 for the three months ended April 30, 2003 due to the increase in general insurance rates over the prior year. Operating and general expenses increased by $168,785 due mainly to the operation of food concessions of $118,671, increases in utility costs, legal fees and winter training expenses. There were reductions in advertising and tote rental fees as the Company continued to implement expense reduction strategies. Interest expense for the period declined as a result of lower average borrowings during the second quarter of 2003.

               Simulcasting fees decreased $44,709 to $321,367 for the three months ended April 30, 2003 from $366,076 for the three months ended April 30, 2002. This reduction was due to lower handle. Purse expense during the three months ended April 30, 2003 and 2002 represents payments to the simulcast purse fund as required by the Ohio Racing Commission. Payments are based upon simulcast handle on dark days and are lower as a result of decreased handle.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------


               SIX MONTHS ENDED APRIL 30, 2003 COMPARED TO SIX MONTHS ENDED APRIL 30, 2002

               Year-round simulcasting for the six months ended April 30, 2003 resulted in a decrease of $268,759 in pari-mutuel commissions and breakage as compared to the same period in 2002 due to a decrease in wagering dollars of $1,501,495 or 7.2%. We believe this decrease is due to the current economy, the continued decline in pari-mutuel wagering in Ohio and the harsh weather in December, January and February.

               Other operating revenues increased by $176,269 or 68.3%. The increase is due primarily to the operation of food concessions by the Company from February 1, 2003, which resulted in revenue of $104,566 for the six months ended April 30, 2003. The increase was also attributable to the track being open for winter training, which provided rental income of $91,592 and an increase in ATM fee income of $13,200. These increases were offset by a loss of other rental income of $33,089.

               Salaries and wages decreased by $45,569 to $841,244 for the six months ended April 30, 2003. This decrease was due to a decrease in mutuel clerk hours and a decrease in headcount. Insurance expense increased by $116,807 for the six months ended April 30, 2003 due to an increase in general insurance rates. Operating and general expenses increased by $220,319 due to the operation of food concessions of $118,671 and increases in utility costs, legal fees and winter training expenses. There were reductions in advertising and tote rental fees as the Company continued to implement expense reduction strategies. Interest expense for the period declined as a result of the line of credit being paid off and a reduction in interest bearing debt.

               Simulcasting fees decreased $69,361 to $602,988 for the six months ended April 30, 2003. This reduction was due to lower handle. Purse expense for the six months ended April 30, 2003 declined by $100,419 due to lower handle. This purse expense represents payments made to the state simulcast purse fund as required by the Ohio Racing Commission. Payments are based upon simulcast handle on dark days.

               LIQUIDITY AND CAPITAL RESOURCES

               Scioto Downs' cash and cash equivalents increased to $390,940 as of April 30, 2003 as compared to $319,484 as of October 31, 2002.

               Net cash of $327,945 provided by operating activities consisted of a net loss of $1,212,867, offset by noncash items of $279,902 and $1,260,910 provided by working capital and other activities. Net cash provided by working capital and other activities resulted primarily from a decrease in accounts receivable, primarily from the dark day fund, an increase in accounts payable, purses payable and simulcast liabilities, and an increase in deferred revenue.

               Net cash used in investing activities was $1,069,745 for the six months ended April 30, 2003, resulting primarily from the net receipt of restricted cash of $1,030,307 from the dark day fund, and a $24,000 payment to Mifflin Meadows Off-Track Betting Parlor that released the Company from its obligation related to this investment.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

               Net cash provided by financing activities of $813,256 consisted primarily of proceeds from the MTR borrowing of $1,000,000 in accordance with the terms of the proposed merger agreement, off-set by payments on term debt.

               During January 2003, the Company paid the outstanding balance under the line of credit of $110,000. Further availability under the line was terminated by the lender.

               Management reviewed all operating costs and took steps to reduce expenses through cost containment, reductions in expenditures and renegotiation of agreements with vendors. Management also explored ways in which to utilize its facilities to earn additional revenue from sources other than harness horseracing. Even after management's initiatives, business has continued to decline, resulting in operating losses during the fiscal year 2002 live racing season which continued into our first and second quarters of 2003. As a result, management has been considering alternative options for liquidity and is pursuing a potential disposition of the business.

               At this time, it is uncertain that the Company will be able to continue as a going concern. The financial statements, however, have not been adjusted to account for the entity on other than a going concern basis.

               On December 23, 2002, the Company entered into an agreement and plan of merger (the Merger Agreement) with MTR Gaming Group, Inc.
               (MTR), pursuant to which the Company will become a wholly owned subsidiary of MTR. The Merger Agreement provides that each stockholder of the Company may elect to receive $32 in cash for each share of the Company's common stock owned by the stockholder. Alternatively, each stockholder may elect to receive an amount equal to $17 per share plus 10 annual earnout payments subject to the conditions set forth in the Merger Agreement. Consummation of the transaction is subject to the approval by the stockholders of the Company and the attainment of necessary regulatory approvals. Pursuant to the terms of the Merger Agreement, MTR completed its due diligence review of the Company. On May 13, 2003, the Company and MTR filed a Joint Proxy Statement - Prospectus with the Securities and Exchange Commission, indicating their intent to proceed with the merger, subject to the terms and conditions in the Merger Agreement.

               On December 24, 2002, the Company received a $1,000,000 payment from MTR to be used for the business improvement purposes set forth in the Merger Agreement. If the Merger Agreement is terminated pursuant to its terms, the $1,000,000 amount shall be deemed a loan to be repaid by the Company to MTR on December 23, 2005 and shall bear interest at a rate equal to MTR's cost of borrowing as may vary from time to time. In such case, interest will accrue from the date of termination of the Merger Agrement. The loan will be collateralized by the Company's real and personal property (junior only to liens of record on December 23, 2002). The $1,000,000 is included in notes payable in the consolidated balance sheet of the Company at April 30, 2003.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

               On May 5, 2003, the Company and MTR entered into a Management Agreement pursuant to which the Company engaged MTR as the exclusive manager, subject to certain limitations and terms set forth in the Management Agreement, of the racing business, simulcast business, food service business, any future gaming business and all other businesses of the Company presently conducted or which may be conducted in the future at or with respect to the Company's facilities (the Managed Businesses). MTR's term as the manager under the Management Agreement is for a five-year period (subject to certain early termination provisions) commencing on May 5, 2003. During the term of the Management Agreement, the Company will pay MTR a management fee consisting of (a) 3% of all the revenues derived from the Managed Businesses, and (b) 8% of the EBITDA derived from the Managed Businesses. The management fee will accrue and will not be payable until May 5, 2004.

               On May 5, 2003, MTR agreed to lend the Company up to an additional $1,000,000 subject to the terms and conditions of the Management Agreement (and a Promissory Note, Loan Agreement and Mortgage also dated May 5, 2003). Unless accelerated on an earlier date, the entire balance of principal loaned, and all interest owed on that Loan, shall become due and payable on December 31, 2003. Interest payable by the Company shall accrue at the rate equal to the rate of interest that would be paid by MTR pursuant to its credit agreement with its lenders. During May and June 2003, the Company borrowed $602,000 under this Agreement.

               If the transaction takes place this will provide liquidity to the operations subject to MTR's willingness and ability to continue to fund operations. However, failure to consummate the transaction will make the ability to repay the loans and to continue future operations uncertain.

               On May 5, 2003, the Company entered into an Amendment to the Merger Agreement. In accordance with the Amendment, the Company agrees to pay MTR a Break Up Fee of $1,900,000 within two business days of the termination of the agreement if (a) MTR terminates the acquisition pursuant to certain terms of the merger Agreement, or (b) prior to the time of the shareholder meeting, (i) a proposal by a third party relating to an acquisition transaction had been publicly proposed or publicly announced, and (ii) on or prior to the one-year anniversary of the termination of the Merger Agreement, the Company or any of its subsidiaries or affiliates enters into an agreement or letter of intent (or resolves or announces an intention to do so) with respect to an acquisition transaction involving a person, entity or group if such person, entity or group (including any of its members or affiliates) made a proposal with respect to an acquisition transaction on or after May 5, 2003 and prior to the shareholder meeting, and (iii) such acquisition transaction is consummated.

               Management's plan in 2003 is to continue with year-round simulcasting. On January 1, 2002, an agreement with Beulah Park went into effect that reduces the number of hours both tracks compete against each other for simulcasting revenues. This agreement has been renewed for 2003. The desired result is a reduction in overhead and an increase in revenue.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------


               The Company and MARA participate in a multiple-employer pension plan. As a result of the proposed merger with MTR, the Company and MARA agreed to separate the plan. The separation will be affected pursuant to statutory requirements for the allocation of the assets and liabilities to the Company and MARA. The effective date of this separation was June 1, 2003.

               The Company has off balance sheet financing in the form of lease obligations expiring through December 2005. The following represents the minimum future operating lease payments for these commitments, as well as the aggregate maturities for all of the Company's debt as of April 30, 2003.

                                                                     PARI-MUTUEL
                                 TERM         NOTE       OPERATING    EQUIPMENT
                                 DEBT       PAYABLE       LEASES        LEASE         TOTAL
                             ----------    ----------    ---------   -----------   ----------
               2003          $  213,534    $       --    $ 40,336    $   57,000    $  310,870
               2004             170,662            --      14,424        57,000       242,086
               2005             184,284     1,000,000      14,424        57,000     1,255,708
               2006             200,853            --       2,404        57,000       260,257
               2007             217,190            --          --            --       217,190
               Thereafter     1,614,423            --          --            --     1,614,423
                             ----------    ----------    --------    ----------    ----------
                             $2,600,946    $1,000,000    $ 71,588    $  228,000    $3,900,534
                             ----------    ----------    --------    ----------    ----------


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

               RECENT ACCOUNTING PRONOUNCEMENT
               In January 2003, the FASB issued FASB Interpretation No. 46 (FIN
               46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 will require disclosures regarding ownership interests in variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate having to make additional disclosures as a result of FIN 46.

SCIOTO DOWNS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------


     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.


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

     ITEM 3.  Defaults Upon Senior Securities--None

     ITEM 4.  Submission of Matters to a Vote of Security Holders--None

     ITEM 5.  Other Information--None

     ITEM 6.  Exhibits and Reports on Form 8-K:

              (a)  Exhibits: See attached index (following the signature page)

              (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter ended April 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SCIOTO DOWNS, INC.
                                        ------------------------------------
                                                 Registrant


DATE: June 16, 2003                     BY: /s/ Edward T. Ryan
      -------------------------             ---------------------------------
                                            Edward T. Ryan, President



DATE: June 16, 2003                     BY: /s/ Richard J. Fiore
      -------------------------             ---------------------------------
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

(ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the Evaluation Date); and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  June 16, 2003

/s/ Edward T. Ryan
    --------------
    President

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the Evaluation Date); and

(iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 16, 2003


/s/ Richard J. Fiore
    -----------------------
    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.   Description                                         Location
-----------   -----------                                         --------

2.1           Amendment No. 1 to Agreement and Plan of Merger     Filed herewith
2.2           Amendment No. 2 to Agreement and Plan of Merger     Filed herewith
10.1          Management Agreement                                Filed herewith
10.2          Exclusive Option to Purchase Real Estate Agreement  Filed herewith
10.3          Open end Mortgage, Security Agreement and Financing Filed herewith
                Statement
10.4          Loan Agreement                                      Filed herewith
10.5          Promissory Note                                     Filed herewith
99.1 Sarbanes Oxley Certification of Chief Executive Filed herewith Officer and Chief Financial Officer